Form 10QSB
period 2003-06-30
US TELESIS HOLDINGS INC
filed 2003-09-11
CIK 1230802

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended            June 30, 2003
                                           -------------------------------------

( )   Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from _______________ to __________________

            Commission file number _______________________________________

                           U.S. Telesis Holdings,Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                      62-0201385
          --------                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

        P.O. Box 415 Boston, MA                             02117
        -----------------------                             -----
(Address of Principal Executive Offices)                 (Zip Code)

                                 (617) 536-2070
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                       N/A
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                            Outstanding at September 11, 2003
              -----                            ---------------------------------
Common Stock, $.001 par value per share                  7,538,476

Transitional Small Business Disclosure Format (check one):

Yes      No   X
   -----    -----

                                TABLE OF CONTENTS
                                -----------------

                                                                                                               PAGE
                                                                                                               ----
     PART I   Financial Information...............................................................................1

     Item 1.  Financial Statements................................................................................1

         Balance Sheets--June 30, 2003 (unaudited) and December 31, 2002 (audited)................................2
         Statements of Operations
              For the Three Months Ended June 30, 2003 and 2002 (unaudited).......................................3
         Statements of Operations
              For the Six Months Ended June 30, 2003 and 2002 (unaudited).........................................4
         Statement of Changes in Stockholders' Equity
              For the Six Months Ended June 30, 2003 (unaudited)..................................................5
         Statements of Cash Flows
              For The Six Months Ended June 30, 2003 and 2002 (unaudited).........................................6
         Notes to the Financial Statements
              For the Six Months Ended June 30, 2003 and 2002 (unaudited).........................................7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............12
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................14
     Item 4.  Controls and Procedures............................................................................14

     PART II  Other Information..................................................................................15

     Item 1.  Legal Proceedings..................................................................................15
     Item 2.  Changes in Securities and Use of Proceeds..........................................................15
     Item 3.  Defaults Upon Senior Securities....................................................................15
     Item 4.  Submission of Matters to a Vote of Security Holders................................................15
     Item 5.  Other Information..................................................................................15
     Item 6.  Exhibits and Reports on Form 8-K...................................................................15

     SIGNATURES.................................................................................................S-1

     EXHIBIT INDEX..............................................................................................E-1

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The accompanying unaudited financial statements of U.S. Telesis Holdings, Inc. (the "Company") includes all adjustments (consisting only of normal recurring accruals) which management considers necessary for a fair presentation of the Company's financial position as of June 30, 2003 and its operating results and cash flows for the six months ended June 30, 2003 and 2002.

     These unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 2002 included in the Company's registration statement filed on Form 10-SB (filed on May 29, 2003), as amended on Form 10-SB/A (filed on July 16, 2003).

                           U.S. TELESIS HOLDINGS, INC.

                                 BALANCE SHEETS

                                                             June 30, 2003    December 31,
Current Assets                                                (Unaudited)        2002 *
--------------                                                ----------      ----------
Cash and cash equivalents                                    $    20,132     $    54,828
                                                              ----------      ----------
Total current assets                                              20,132          54,828
                                                              ----------      ----------
Total Assets                                                 $    20,132     $    54,828
                                                              ==========      ==========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
-------------------
Accrued expenses                                             $    32,974     $    10,635
                                                              ----------      ----------
Total current liabilities                                         32,974          10,635
                                                              ----------      ----------
Total Liabilities                                                 32,974          10,635
                                                              ----------      ----------
Commitments and Contingencies (Note 2)

Stockholders' Deficit
---------------------

Preferred stock ($.001 par value, 1,000,000 shares
     authorized, none issued)                                          -               -

Common stock ($.001 par value, 50,000,000
     shares authorized, 5,221,810 issued and outstanding)          5,222           4,922
Additional paid-in capital                                     1,398,180       1,392,780
Accumulated deficit                                           (1,416,244)     (1,353,509)
                                                              ----------      ----------
Total Stockholders' Deficit                                      (12,842)         44,193
                                                              ----------      ----------
Total Liabilities and Stockholders' Equity                   $    20,132     $    54,828
                                                              ==========      ==========


                       * Per audited financial statements


        The accompanying notes are an integral part of these statements

                           U.S. TELESIS HOLDINGS, INC.

                            STATEMENTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)


                                                                          2003          2002
                                                                    -----------      ----------
Revenues:

Sales                                                               $         0     $         0
Interest income                                                               0              40
                                                                    -----------      ----------
Net revenues                                                                  0              40
                                                                    -----------      ----------

Expenses:

Professional fees                                                        42,679               0
Other general and administrative expenses                                 3,285           3,704
                                                                    -----------      ----------
Total expenses                                                           45,964           3,704
                                                                    -----------      ----------
Net loss                                                                (45,964)         (3,664)
                                                                    ===========      ==========

Net loss per common share - basic and diluted                       $(      .01)     $      NIL
                                                                    ===========      ==========

Weighted average number of common shares outstanding
- basic and diluted                                                   5,198,477       4,921,810
                                                                    ===========      ==========


         The accompanying notes are an integral part of these statements

                           U.S. TELESIS HOLDINGS, INC.

                            STATEMENTS OF OPERATIONS

           FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)


                                                                        2003            2002
                                                                    -----------      ----------
Revenues:

Sales                                                               $         0     $         0
Interest income                                                               6              85
                                                                    -----------      ----------

Net revenues                                                                  6              85
                                                                    -----------      ----------

Expenses:

Professional fees                                                        50,179               0
Other general and administrative expenses                                12,562           8,247
                                                                    -----------      ----------
Total expenses                                                           62,741           8,247
                                                                    -----------      ----------
Net loss                                                                (62,735)         (8,162)
                                                                    ===========      ==========

Net loss per common share - basic and diluted                       $(      .01)     $      NIL
                                                                    ===========      ==========

Weighted average number of common shares outstanding
 - basic and diluted                                                  5,210,208       4,921,810
                                                                    ===========      ==========


         The accompanying notes are an integral part of these statements

                           U.S. TELESIS HOLDINGS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

                                     Common Stock .001          Additional                        Total
                                          Par Value              Paid-in       Accumulated     Stockholders'
                                    Shares        Amount         Capital         Deficit          Equity
                                  ---------     -----------    -----------    -----------     -----------
Balances - January 1, 2003        4,921,810     $     4,922    $ 1,392,780    $(1,353,509)    $    44,193

Issuance of common stock for
officer's compensation              300,000             300          5,400                          5,700

Net loss for the six months
ended June 30, 2003
                                                                                  (62,735)        (62,735)
                                  ---------     -----------    -----------    -----------     -----------
Balances - June 30, 2003          5,221,810     $     5,222    $ 1,398,180    $(1,416,244)    $   (12,842)
                                  =========     ===========    ===========    ===========     ===========

         The accompanying notes are an integral part of these statements

                           U.S. TELESIS HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS

           FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)


                                                       2003          2002
                                                     --------     --------
Cash flows from operating activities:
Net loss                                             $(62,735)    $ (8,162)
                                                     --------     --------
Adjustments to reconcile net loss
to cash used by operating activities

Stock issued for services                               5,700            -

Increase in accrued expenses:                          22,339            -
                                                     --------     --------

Total adjustments                                      28,039            -
                                                     --------     --------

Net cash used by operating activities                 (34,696)      (8,162)
                                                     --------     --------

Net decrease in cash and cash equivalents             (34,696)      (8,162)

Cash and cash equivalents, beginning of period         54,828       66,413
                                                     --------     --------

Cash and cash equivalents, end of period             $ 20,132     $ 58,251
                                                     ========     ========
Supplemental Disclosure of Cash Flow Information:

Cash Paid During the Year for:

Interest expense                                     $     -      $      -
                                                     ========     ========
Income taxes                                         $     -      $      -
                                                     ========     ========


         The accompanying notes are an integral part of these statements

                           U.S. TELESIS HOLDINGS, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


NOTE 1 - General and Summary of Significant Accounting Policies
         ------------------------------------------------------

(A) - Nature of Business
      ------------------

U.S. Telesis Holdings, Inc. (the "Company"), formerly U.S. Telesis, Inc., was incorporated under the laws of the state of Delaware on August 25, 1998. In a merger agreement dated May 20, 1999, U.S. Telesis, Inc. merged with and into Woodland Communications Group, Inc. and thereafter on June 3, 1999, Woodland Communications Group, Inc. changed its name to U.S. Telesis Holdings, Inc.

The Company was organized to provide diverse telecommunications products and services to the small and medium sized business community in the southeastern United States and to develop a niche market strategy of reselling long distance services to the electrical cooperative community. As a result of the dramatic decline in the telecommunications industry, the Company has abandoned its business objective to provide such telecommunications products and services.

Effective July 29, 2003, the Company reports to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. The Company's present plan is to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for the Company's stockholders. The Company's management will review and evaluate business ventures for possible mergers or acquisitions. The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing.

The Company anticipates that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the stockholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such stockholders.

                           U.S. TELESIS HOLDINGS, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


NOTE 1 - General and Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

(B) - Net (Loss) per Common Share
      ---------------------------

Net (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Only the weighted average number of shares of common stock outstanding was used to compute basic loss per share for the six months ended June 30, 2003 and 2002, as outstanding warrants are anti-dilutive and are accordingly ignored.

(C) - Income Taxes
      ------------

The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109) which requires the recognition of different tax assets and liabilities for the future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities. There were no deferred income taxes for the six months ended June 30, 2003 and 2002.

(D) - Use of Estimates
      ----------------

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(E) - Statements of Cash Flows
      ------------------------

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

(F) - Recent Accounting Pronouncements
      --------------------------------

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission on FASB 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (SFAS
145). Under SFAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement from continuing operations. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The adoption of this standard is not expected to have a material effect on the Company.

                           U.S. TELESIS HOLDINGS, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

NOTE 1 - General and Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

In June 2002, the FASB issued Statement of Financial Accounting Standard 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities initiated on or after December 31, 2002. The effects of adopting this standard on the Company's financial statements are not expected to be material.

In December 2002, the FASB issued Statement of Financial Accounting Standard 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS
148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standard 123, "Accounting for Stock-Based Compensation" (SFAS 123), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In accordance with SFAS 148, the Company will account for stock-based compensation using the methods allowable under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25).

NOTE 2  - Concentration of Credit Risk - Cash and Cash Equivalents
          --------------------------------------------------------

The Company maintains its cash balances at financial institutions located in Tennessee and Massachusetts. In the future the balance may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit. The fair market value of these financial instruments approximate cost.

NOTE 3 - Income Taxes
         ------------

No income taxes were provided since the Company incurred losses from its inception. Due to the uncertainty of future taxable income, no future tax benefits have been recognized. As of June 30, 2003 the Company has net operating loss carry forwards totaling $1,416,244 which will expire at various times through 2023.

NOTE 4 - Industry Segment Information
         ----------------------------

The Company is presently not operating. Accordingly, segment information is not applicable.

                           U.S. TELESIS HOLDINGS, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


NOTE 5 - Stockholders' Equity / Subsequent Events
         ----------------------------------------

During the six months ended June 30, 2003, the Company issued 300,000 shares of common stock to an officer of the Company valued at $5,700 in lieu of salary. There were no shares of common stock issued during the six months ended June 30, 2002.

The Company is authorized to issue 51,000,000 shares of $.001 par value stock, of which 50,000,000 shares with a par value of $.001 is designated for Common Shares. The Company's certificate of incorporation authorizes a series of 1,000,000 shares of preferred stock with a par value of $.001 and with such rights, privileges and preferences as the board of directors may determine. Through June 30, 2003 the Company had not issued any shares of preferred stock. By resolution, the Company segregated 8,000 of these shares as series A redeemable convertible preferred stock with a stated value of $10 per share. The redemption price is $1,300 per share plus accumulated dividends. The shares are also convertible into common stock based on a formula depending on stock trading prices.

The Company has 1,694,333 warrants outstanding as of June 30, 2003 and 2002, which upon exercise at a price per share equal to $0.03 would result in the issuance of 1,694,333 shares of the Company's common stock and 1,694,333 additional warrants exercisable at a price per share equal to $0.05. If exercised, the warrants exercisable at $0.05 would result in the issuance of an additional 1,694,333 shares of the Company's common stock.

The Company has the right to call the warrants, which can be exercised at a price per share equal to $0.03 if the average stock price of the Company is traded at a 20% premium in relation to the exercise price for 20 consecutive trading days.

As of June 30, 2003 and 2002, there were stock options outstanding for the purchase of 1,000,000 shares of common stock.

On July 28, 2003, the Company issued an aggregate of 1,116,666 shares of its common stock upon the exercise of warrants dated December 29, 2000 to three individuals. Total proceeds from the exercise of these warrants amounted to $44,667.

                           U.S. TELESIS HOLDINGS, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


NOTE 5 - Stockholders' Equity / Subsequent Events (continued)
         ----------------------------------------

The Company issued 1,000,000 shares of its common stock to Nick Rigopulos pursuant to a stock option agreement dated as of July 30, 2003 between the Company and Nick Rigopulos. Mr. Rigopulos exercised those options for a total of $4,000. In July, 2003, the Company issued 200,000 shares of its common stock to the secretary/director of the Company valued at $1,000 in lieu of compensation. In addition, the Company is obligated to issue during the quarter ending September 30, 2003, an aggregate of 3,000,000 shares of its common stock to certain consultants to the Company issuable for services rendered pursuant to the valid completion of separate consulting agreements dated as of July 28, 2003. These transactions will result in a charge to operations of $15,000 in the quarter ending September 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Information
--------------------------------------------------

Certain information contained in this report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "annualized", "plan", or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to the risks and uncertainties associated with,

     - our ability to raise capital necessary to sustain our operations and to implement our business plan,

     - our ability to obtain regulatory permits and approvals to continue operating in the financial services area,

     - our ability to identify and complete acquisitions and successfully integrate the businesses we acquire, if any,

     -    our ability to employ and retain qualified management and employees,

     - changes in government regulations that are applicable to our businesses.

     - general volatility of the capital markets and the maintenance of a market for our shares,

     -    our ability to generate sufficient cash to pay our creditors, and

     - disruption in the economy and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political events.

We are also subject to other risks detailed from time to time in our Securities and Exchange Commission filings. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

General
-------

The Company has not had revenues from operations in each of the last two fiscal years. The sole revenue of the Company during the last two fiscal years was derived exclusively from interest income. Interest income amounted to $6 and $85 during the six months ended June 30, 2003 and 2002, respectively. During the six months ended June 30, 2003, expenses were comprised of professional fees totaling $50,179 and other general and administrative expenses of $12,562. Expenses for the six months ended June 30, 2002 were comprised of only other administrative expenses totaling $8,247. This increase in professional fees is attributed mainly to the preparation and filing of the Form 10-SB (filed on May 29, 2003), as amended on Form 10-SB/A (filed on July 16, 2003), with the Securities and Exchange Commission.

Effective July 29, 2003 the Company reports to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for the Company's stockholders. The Company's management will review and evaluate business ventures for possible mergers or acquisitions. The Company's management will analyze the quality of the prospective business opportunity's management and personnel, asset base, the anticipated acceptability of business' products or marketing concepts, the merit of a business plan, and numerous other factors. The Company's principal goals will be to create and maximize value for our stockholders.

The Company has 1,694,333 warrants outstanding as of June 30, 2003 and 2002, which upon exercise at a price per share equal to $0.03 would result in the issuance of 1,694,333 shares of the Company's common stock and 1,694,333 additional warrants exercisable at a price per share equal to $0.05. If exercised, the warrants exercisable at $0.05 would result in the issuance of an additional 1,694,333 shares of the Company's common stock.

The Company has the right to call the warrants which can be exercised at a price per share equal to $0.03 if the average stock price of the Company is traded at a 20% premium in relation to the exercise price for 20 consecutive trading days.

On July 28, 2003, three holders of warrants exercised those warrants, dated December 29, 2000 for an aggregate exercise price of $44,667. Pursuant to a stock option agreement dated as of July 30, 2003 between the Company and Nicholas Rigopulos, Mr. Rigopulos exercised options for a total of $4,000. In July, 2003, the Company issued 200,000 shares of Common Stock to the secretary/director of the Company valued at $1,000 in lieu of compensation. In addition, the Company is obligated to issue during the quarter ending September 30, 2003, an aggregate of 3,000,000 shares of its common stock to certain consultants to the Company issuable for services rendered pursuant to the valid completion of separate consulting agreements dated as of July 28, 2003. These transactions will result in a charge to operations of $15,000 in the quarter ending September 30, 2003.

Since the Company's business plan is to identify and complete a merger or acquisition with a private entity and the Company currently has no operations or operating expenses, management believes its current cash balance of $31,355.01 as of September 11, 2003 is sufficient to satisfy its cash requirements for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has assessed its vulnerability to certain market risks, in particular interest rate risk associated with financial instruments included in cash and cash equivalents. Even with a low interest rate of return earned on checking accounts, the market does not pose a material risk to the Company's cash requirements in the near term.

ITEM 4.  CONTROLS AND PROCEDURES.

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, acting as the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There is no pending or threatened litigation or other legal proceedings, material or otherwise, nor any claims or assessments with respect to the Company at the present time.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On July 28, 2003, the Company issued an aggregate of 1,116,666 shares of its common stock upon the exercise of warrants dated December 29, 2000 to three individuals. Total proceeds from the exercise of these warrants amounted to $44,667.

Further, the Company issued 1,000,000 shares of its common stock to Nicholas Rigopulos pursuant to a stock option agreement dated as of July 30, 2003 for an aggregate exercise price of $4,000. In addition, the Company is obligated to issue during the quarter ending September 30, 2003, an aggregate of 3,000,000 shares of its common stock to certain consultants to the Company issuable for services rendered pursuant to the valid completion of separate consulting agreements dated as of July 28, 2003. These transactions will result in a charge to operations of $15,000 in the quarter ending September 30, 2003.

The Company used the proceeds from the foregoing issuances for general corporate purposes. The foregoing shares issued by the Company did not involve any public offering. Therefore, the shares were issued in exempt transactions pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

3(i)  Certificate of Incorporation, as Amended of the Company(1)

3(ii) By-Laws of the Company(1)

*31 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________

(1) Incorporated by reference is the Company's Registration Statement on Form 10-SB (File No. 000-50299) (filed on May 29, 2003), as amended on Form 10-SB/A (filed on July 16, 2003).

*    Filed herewith.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    U.S. Telesis Holdings, Inc.


Date: September 11, 2003            By:    /s/ Nicholas Rigopulos
                                    --------------------------------------------
                                    Name:  Nicholas Rigopulos
                                    Title: Chief Executive Officer

                                  EXHIBIT INDEX


EXHIBIT        DESCRIPTION
-------        -----------

  31 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.