Form 10QSB
period 2003-09-30
US TELESIS HOLDINGS INC
filed 2003-12-31
CIK 1230802

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

( X ) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended     September 30, 2003
                                              ------------------------------

(  ) Transition report under Section 13 or 15(d) of the Exchange Act

               For the transition period from _______________ to ______________

               Commission file number _______________________________________

                           U.S. Telesis Holdings, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                      62-0201385
-------------------------------------       ------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

         41 Commonwealth Avenue
       P.O. Box 415 Boston,  MA                         02117
----------------------------------------              ----------
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

Yes    X     No ______
      -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class                         Outstanding at November 14, 2003
                 ------                        --------------------------------
Common Stock, $.001 par value per share                   10,743,476

Transitional Small Business Disclosure Format (check one):

Yes ______ No           X
              ---------------

                                TABLE OF CONTENTS
                                -----------------

                                                                           PAGE
                                                                           ----

PART I.  Financial Information ..............................................1

Item 1.  Financial Statements

    Balance Sheets - September 30, 2003 and December 31, 2002 ...............1
    Statements of Operations
          For the Three Months Ended September 30, 2003 and 2002.............2
    Statements of Operations
          For the Nine Months Ended September 30, 2003 and 2002..............3
    Statements of Cash Flows
          For The Nine Months Ended September 30, 2003 and 2002..............4
    Notes to the Financial Statements
          For the Nine Months Ended June 30, 2003 and 2002  ..............5-10

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................11-12

Item 3.  Controls and Procedures............................................13

PART II.....................................................................14

Item 1.  Legal Proceedings..................................................14
Item 2.  Changes in Securities and Use of Proceeds..........................14
Item 3.  Defaults Upon Senior Securities....................................14
Item 4.  Submission of Matters to a Vote of Security Holders................14
Item 5.  Other Information..................................................14
Item 6.  Exhibits and Reports on Form 8-K...................................14

SIGNATURES..................................................................15

CERTIFICATIONS AND EXHIBITS.................................................16

PART I. FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS


                           U.S. TELESIS HOLDINGS, INC.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                                                                   2003                  *2002
                                                                                (UNAUDITED)              -----
                                                                                -----------

Current Assets
--------------
Cash in banks                                                                     $    29,244          $    54,828
                                                                             --------------------    ------------------
Total current assets                                                                   29,244               54,828
                                                                             --------------------    ------------------
Total Assets                                                                      $    29,244          $    54,828
                                                                             ====================    ==================

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
-------------------
Accrued professional fees                                                         $    47,803          $    10,635
                                                                             --------------------    ------------------
Total current liabilities                                                              47,803               10,635
                                                                             --------------------    ------------------
Total Liabilities                                                                      47,803               10,635
                                                                             ====================    ==================
Commitments and Contingencies (Note 2)

Stockholders' Equity (Deficit)
------------------------------
Preferred stock ($.001 par value, 1,000,000 shares
     authorized, none issued)                                                               0                    0
Common stock ($.001 par value, 50,000,000 shares authorized,
     10,543,476 and 4,921,810 issued and outstanding as of September 30,
     2003 and December  31, 2002, respectively)                                        10,543                4,922
Additional paid-in capital                                                           1,643,484           1,392,780
Accumulated deficit                                                                (1,672,586)          (1,353,509)
                                                                             --------------------    ------------------
Total Stockholders' Equity (Deficit)                                                  (18,559)              44,193
                                                                             --------------------    ------------------
Total Liabilities and Stockholders' Equity (Deficit)                               $   29,244          $    54,828
                                                                             ====================    ==================
* Derived from audited financial statements

         The accompanying notes are an integral part of these statements

                           U.S. TELESIS HOLDINGS, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                               2003                       2002
                                                                            -----------               ------------
Revenues:

Sales                                                                       $         0               $          0
Interest income                                                                       0                         34
                                                                            -----------               ------------
Net revenues                                                                          0                         34
                                                                            -----------               ------------


Expenses:

Professional fees                                                               199,088                          0
Other general and administrative expenses                                        57,255                        936
                                                                            -----------               ------------
Total expenses                                                                  256,343                        936
                                                                            -----------               ------------
Net loss                                                                       (256,343)                      (902)
                                                                            ===========               ============

Net loss per common share                                                   $       .04               $        NIL
                                                                            ===========               ============
Weighted average number of basic and diluted common shares
outstanding                                                                   6,439,328                  4,768,533
                                                                            ===========               ============



         The accompanying notes are an integral part of these statements

                           U.S. TELESIS HOLDINGS, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                               2003                     2002
                                                                           ----------               ----------
Revenues:

Sales                                                                      $        0               $        0
Interest income                                                                     6                      119
                                                                           ----------               ----------
Net revenues                                                                        6                      119
                                                                           ----------               ----------


Expenses:

Professional fees                                                             249,267                        0
Other general and administrative expenses                                      71,316                    9,183
                                                                           ----------               ----------
Total expenses                                                                320,583                    9,183
                                                                           ----------               ----------
Net loss                                                                     (320,577)                  (9,064)
                                                                           ==========               ==========

Net loss per basic and diluted common share                                $      .05               $      NIL
                                                                           ==========               ==========
Weighted average number of basic and diluted  common shares
outstanding                                                                 6,439,328                4,768,533
                                                                           ==========               ==========


         The accompanying notes are an integral part of these statements

                           U.S. TELESIS HOLDINGS, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                        2003                       2002
                                                                  ---------------            ----------------
Cash flows from operating activities:

Net loss                                                          $      (320,577)           $        (9,064)
Adjustments to reconcile net loss
to cash used by operating activities
Stock issued for services                                                 151,509                          0
Stock issued for compensation                                              57,500                          0
Increase in accrued expenses:                                              37,168                          0
                                                                  ---------------            ----------------
Total adjustments                                                         244,677                          0
Net cash used by operating activities                                     (74,400)                    (9,064)
                                                                  ---------------            ----------------
Cash flows from financing activities:
Proceeds from exercise of warrants                                         44,816                          0
Proceeds from exercise of stock option                                      4,000                          0
                                                                  ---------------            ----------------
Net cash provided by financing activities                                  48,816                          0
                                                                  ---------------            ----------------
Net decrease in cash in banks                                             (25,584)                    (9,064)
                                                                  ---------------            ----------------
Cash in banks - beginning of period                                        54,828                     66,413
                                                                  ===============            ================
Cash in banks - end of period                                     $        29,244            $        57,349
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:

Interest expense                                                  $             0            $              0
                                                                  ===============            ================
Income taxes                                                      $             0            $              0
                                                                  ===============            ================


         The accompanying notes are an integral part of these statements

                           U.S. TELESIS HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 1 - General and Summary of Significant Accounting Policies
         ------------------------------------------------------

(A) - Unaudited Interim Financial Information
      ---------------------------------------

The accompanying financial statements of U.S. Telesis Holdings, Inc. (the "Company") include all adjustments (consisting only of normal recurring accruals), which management considers necessary for a fair presentation of the interim periods as of September 30, 2003 and its operating results and cash flows for the nine months ended September 30, 2003 and 2002. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2002 included in the Company's registration statement filed on Form 10-SB as amended. See Note 2.

(B) - Nature of Business
      ------------------

U.S. Telesis Holdings, Inc. (the "Company"), formerly U.S. Telesis, Inc., was incorporated under the laws of the state of Delaware on August 25, 1998. In a merger agreement dated May 20, 1999, U.S. Telesis, Inc. merged with and into Woodland Communications Group, Inc. and thereafter on June 3, 1999, Woodland Communications Group, Inc. changed its name to U.S. Telesis Holdings, Inc.

The Company was organized to provide diverse telecommunications products and services to the small and medium business community in the southeastern United States and to develop a niche market strategy of reselling long distance services to the electrical cooperative community. As a result of the dramatic decline in the telecommunications industry, the Company has abandoned its business objective to provide such telecommunications products and services.

The Company filed a registration statement on May 29, 2003, which was amended on Form 10-SB/A filed on July 16, 2003 to become a reporting company. The Company's present plan is to identify and complete a merger or acquisition primarily in consideration of the issuance of shares of the Company's capital stock with a private entity whose business presents an opportunity for the Company's stockholders. The Company's management will review and evaluate business ventures for possible mergers or acquisitions. The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing.

                           U.S. TELESIS HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


The Company anticipates that any securities issued in any such merger or acquisition would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

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

(C) - Net (Loss) Per Basic and Diluted Common Share
      ---------------------------------------------

Net (loss) per basic and diluted common share is computed on the basis of the weighted average number of basic and diluted common shares outstanding during the period. Only the weighted average number of shares of basic and diluted common stock outstanding was used to compute basic and diluted loss per common share for the nine months ended September 30, 2003 and 2002.

(D) - Income Taxes
      ------------

The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes
(SFAS 109) which requires the recognition of different tax assets and liabilities for the future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities. There were no differing methods of reporting income for tax purposes as compared to financial reporting purposes.

(E) - Use of Estimates
      ----------------

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

                           U.S. TELESIS HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


(F) - Statements of Cash Flows
      ------------------------

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

(G) - Recent Accounting Pronouncements
      --------------------------------

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting of Certain Financial Instruments with Characteristics of both Liabilities and Equity," (SFAS 150). Under SFAS 150, certain financial instruments, which under previous guidance were accounted for as equity, should be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company does not anticipate an impact on its financial position by adoption of SFAS 150.

In April 2003, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies the accounting for derivative instruments, including derivative instruments imbedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. The Company does not anticipate an impact on the financial position by adoption of SFAS 149.

In December 2002, the FASB issued Statement of Financial Accounting Standard 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS
148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standard 123, "Accounting for Stock-Based Compensation" (SFAS 123), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosures required by SFAS 148 are included in this report.

                           U.S. TELESIS HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 2  - Going Concern
          -------------

The Company is a shell corporation seeking a merger partner. The Company has not conducted any operations for the last four years. The Company's continued existence depends on a number of factors, including but not limited to, the ability to secure adequate sources of capital and identify and fund a merger or acquisition with a suitable Company. This still raises substantial doubt about the Company's ability to continue as a going concern.

NOTE 3  - Concentration of Credit Risk - Cash and Cash Equivalents
          --------------------------------------------------------

The Company maintains its cash balances at financial institutions located in Tennessee and Massachusetts. In the future the balance may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit. The fair market value of these financial instruments approximate cost.

NOTE 4 - Income Taxes
         ------------

No income taxes were provided since the Company incurred losses from its inception. Due to the uncertainty of future taxable income, no future tax benefits have been recognized. As of September 30, 2003 the Company has net operating loss carry forwards totaling $1,550,777 expiring at various dates through 2017.

NOTE 5 - Industry Segment Information
         ----------------------------

The Company is presently not operating. Accordingly, segment information is not applicable.

NOTE 6 - Stockholders' Equity
         --------------------

(A) - Capital Structure
      -----------------

The Company is authorized to issue 51,000,000 shares of $.001 par value stock, of which 50,000,000 shares with a par value of $.001 is designated for Common Shares. The Company's certificate of incorporation authorizes a series of 1,000,000 shares of preferred stock with a par value of $.001 and with such rights, privileges and preferences as the board of directors may determine. Through September 30, 2003 the Company had not issued any shares of preferred stock. By resolution, the Company designated 8,000 shares of Preferred Stock as Series A Redeemable Convertible Preferred Stock with a stated par value of $10 per share and a redemption price of $1,300 per share plus accumulated dividends. The shares of Series A Preferred Stock are also convertible into Common Stock based on a formula depending on stock

                           U.S. TELESIS HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


trading prices. No shares of Series A Redeemable Convertible Preferred Stock are currently issued or outstanding and the Company has made no commitments to issue any such shares.

(B) - Warrants
      --------

On July 28, 2003 three warrant holders, each significant shareholders of the Company, exercised their unit purchase warrants at $0.03 and received 558,333 shares of common stock and an additional warrant to purchase an equivalent number of shares at $.05. The holders immediately exercised the additional warrant and received 558,333 shares of common stock for a total of 1,116,666 shares. The fair value of the contingent warrants issued was determined to be $1,539 using the Black-Scholes pricing model. This amount is included in administrative expense in the accompanying statement of operations for the three and nine months ended September 30, 2003. In addition one other warrant holder exercised a warrant at $.03 and received 5,000 shares of common stock. Total proceeds of $44,816 was received in connection with the exercises of all of the warrants.

The Company has 1,133,500 warrants outstanding as of September 30, 2003, exercisable for shares of the Company's Common Stock at a price per share equal to $0.03. If these warrants are exercised, additional warrants for the purchase of 1,133,500 shares of the Company's Common Stock at a price per share equal to $0.05 will be issued. The fair value of the contingent warrants will be measured at the date that the warrants are likely to be issued.

The Company has the right to call all outstanding warrants, which call can be exercised at a price per share equal to $0.03 if the average stock price of the Company is traded at a 20% premium in relation to the exercise price for 20 consecutive trading days.

(C) - Stock Options
      -------------

The Company granted an option to purchase 1,000,000 shares of its Common Stock to Nick Rigopulos pursuant to a stock option agreement dated as of July 30, 2003 between the Company and Nick Rigopulos. The options vested immediately and had an exercise price of $0.004 per share. The Company recorded compensation of $46,000 in connection with the issuance of the options. The value of the option was determined based on a market value of the Company's stock of $0.05 per share. This amount is included in administrative expense in the accompanying statement of operations for the three and nine months ended September 30, 2003. Mr. Rigopulos exercised options to purchase all 1,000,000 shares of Common Stock on July 30, 2003 for proceeds of $4,000.

                           U.S. TELESIS HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


(D) - Shares Issued to Consultants
      ----------------------------

The Company issued 3,000,000 shares of Common Stock for services rendered to consultants pursuant to contracts dated July 28, 2003. The shares were valued at $150,000 based on a market value of the Company's stock of $0.05 per share, this amount is included in consulting expense in the accompanying statement of operations for the three and nine months ended September 30, 2003. In July 2003, the Company issued 200,000 shares of Common Stock to the secretary/director of the Company as compensation for services rendered. The shares were valued at $10,000 based on a market value of the Company's stock of $0.05 per share and is included in administrative expense in the accompanying statement of operations for the three and nine months ended September 30, 2003.

(E) - Shares Issued to Officer
      ------------------------

On January 8, 2003, the Company issued 300,000 shares of common stock to an officer of the Company in lieu of salary. The shares were valued at $1,500 based on a market value of the Company's stock of $.005 per share and is included in administrative expense in the accompanying statement of operations for the three and nine months ended September 30, 2003.

NOTE 7 - Subsequent Events
         -----------------

In October and November 2003, six warrant holders exercised their unit purchase warrants at $0.03 and received 135,000 shares of common stock and an additional warrant to purchase an equivalent number of shares at $.05. The holders immediately exercised the additional warrant and received 135,000 shares of common stock for a total of 270,000 shares. The fair value of the contingent warrants issued was determined to be $13,507 using the Black-Scholes pricing model. Total proceeds of $10,800 was received in connection with the exercises of all of the warrants.

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

     - our ability to obtain regulatory permits and approvals to operate in the financial services area,

     - our ability to identify and complete acquisitions and successfully integrate the businesses we acquire, if any,

     - changes in the real estate market, interest rates or the general economy of the markets in which we may seek to acquire businesses,

     -    our ability to employ and retain qualified management and employees,

     - changes in government regulations that may be applicable to our businesses,

     - general volatility of the capital markets and the maintenance of a market for our shares,

     -    changes in the demand for services we may offer in the future,

     -    the degree and nature of our competition,

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

General
-------

U.S. Telesis Holdings, Inc. (the "Company") has not had revenues from operations in each of the last two fiscal years. The sole revenue of the Company during the last two fiscal years was derived exclusively from interest income. Interest income amounted to $6 and $119 during the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003, expenses comprised of professional fees totaling $249,267 and other general and administrative expenses of $71,316. Expenses for the nine months ended September 30, 2002 were comprised of only other administrative expenses totaling $9,183. This increase in professional fees is attributed mainly to the preparation and filing of the Form 10-SB with the Securities and Exchange Commission on September 8, 2003 and the issuances of common stock to consultants for services.

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

The Company is a shell corporation seeking a merger partner. The Company has not conducted any operations for the last four years. Since the Company's business plan is to identify and complete a merger or acquisition with a private entity and the Company currently has no operations and nominal operating expenses, management believes its current cash balance of $27,377 as of November 14, 2003 may not be sufficient to satisfy its cash requirements for the next twelve months. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence depends on a number of factors, including but not limited to, the ability to secure adequate sources of capital and identify and fund a merger or acquisition with a suitable Company. However, there can be no assurance the Company will be able to continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES.

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive and Financial Officer concluded that effective September 30, 2003 the Company's disclosure controls and procedures were designed to ensure that material information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) effective in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

There is no pending or threatened litigation or other legal proceedings, material or otherwise, nor any claims or assessments with respect to the Company at the present time.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On July 28, 2003, Paul Mannion exercised his unit purchase warrants with respect to 333,333 warrants exercised at $.03 and received 333,333 shares and an additional warrant to purchase an equivalent number of shares at $.05 and immediately exercised those additional warrants. On July 28, 2003, Robert B. Prag exercised his unit purchase warrants with respect to 100,000 warrants exercised at $.03 and received 100,000 shares and an additional warrant to purchase an equivalent number of shares at $.05 and immediately exercised those additional warrants. On July 28, 2003, Yale Farar exercised his unit purchase warrants with respect to 125,000 warrants exercised at $.03 and received 125,000 shares and an additional warrant to purchase an equivalent number of shares at $.05 and immediately exercised those additional warrants. In addition, Martin Zalin exercised 5,000 warrants at $.03. This resulted in a total of 1,121,666 shares being issued for aggregate proceeds of $44,816.

The Company granted an option to purchase 1,000,000 shares of its Common Stock to Nick Rigopulos pursuant to a stock option agreement dated as of July 30, 2003 between the Company and Nick Rigopulos. Mr. Rigopulos exercised options to purchase all 1,000,000 shares of Common Stock on July 30, 2003 for aggregate proceeds of $4,000. In connection with this exercise, 200,000 shares were issued to a Jules Prag for no consideration.

The Company issued 3,000,000 shares of Common to consultants, who are also significant stockholders of the company, for services rendered. Robert Prag received 1,000,000 shares, Yale Farar received 1,000,000 and Paul Mannion received 1,000,000 shares for no consideration

The Company used the proceeds from the foregoing issuances and exercises for general corporate services. The foregoing shares, warrants and options were offered and issued by the Company only to the named individuals and did not involve public offering of securities. Except for the 3,000,000 shares issued to consultants on July 28, 2003 and 1,000,000 options issued to an officer on July 28, 2003 all other shares and warrants were issued in exempt transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

*31 Certificate of Chief Executive/Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32 Certificate of Chief Executive/Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------

*  Filed herewith.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  U.S. Telesis Holdings, Inc.

Date: December 31, 2003           By: /s/ Nicholas Rigopulos
                                      ----------------------------------------
                                      Name:  Nicholas Rigopulos
                                      Title: Chief Executive/Financial Officer

                           CERTIFICATIONS AND EXHIBITS
                           ---------------------------

EXHIBIT            DESCRIPTION
-------            -----------

   31 Certificate of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32 Certificate of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.