Form 10KSB
period 2003-12-31
US TELESIS HOLDINGS INC
filed 2004-03-11
CIK 1230802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM              TO
                                                   ------------    ------------

                         Commission File Number: ______

                           U.S. Telesis Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                       62-0201385
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

       P.O. Box 415 Boston,  MA                                 02117
----------------------------------------                      ----------
(Address of Principal Executive Offices)                      (Zip Code)

                                 (617) 536-2070
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class                   Name Of Each Exchange On Which
         To be So Registered                   Each Class Is To Be Registered
         -------------------                   ------------------------------
                 None                                       None
  -------------------------------------      -----------------------------------

  -------------------------------------      -----------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Registrant's revenues for the year ended December 31, 2003 was $6.

The approximate aggregate market value of common stock held by non-affiliates of the Registrant was $482,968 as of March 10, 2004.

On March 10, 2004, the Registrant had outstanding 11,280,476 shares of voting Common Stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:  YES. See Item 13


    Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

                                TABLE OF CONTENTS
                                -----------------

                                                                           PAGE
                                                                           ----

PART I.........................................................................1

   Item 1.      Description of Business........................................1
   Item 2.      Description of Property........................................4
   Item 3.      Legal Proceedings..............................................4
   Item 4.      Submission of Matters to a Vote of Security Holders............4


PART II........................................................................5

   Item 5.      Market for Registrant's Common Equity and Other Shareholder
                  Matters......................................................5
   Item 6.      Management's Discussion and Analysis or Plan of Operation......6
   Item 7.      Financial Statements...........................................7
   Item 8.      Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosures...................................20
   Item 8a.     Controls and Procedures ......................................20


PART III......................................................................21

   Item 9.      Directors and Executive Officers..............................21
   Item 10.     Executive Compensation........................................21
   Item 11.     Security Ownership of Certain Beneficial Owners and
                  Management..................................................21
   Item 12.     Certain Relationships and Related Transactions................22
   Item 13.     Exhibits and Reports on Form 8-K..............................23
   Item 14.     Principal Accountant Fees and Services........................24
Signatures
Certifications

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

U.S. Telesis Holdings, Inc. (the "Company"), formerly U.S. Telesis, Inc., was incorporated under the laws of the state of Delaware on August 25, 1998. In a merger agreement dated May 20, 1999, U.S. Telesis, Inc. merged with and into Woodland Communications Group, Inc. and thereafter on June 3, 1999, Woodland Communications Group, Inc. changed its name to U.S. Telesis Holdings, Inc.

The Company was organized to provide diverse telecommunications products and services to the small and medium business community in the southeastern United States and to develop a niche market strategy of reselling long distance services ("switchless services") to the electrical cooperative community. These services were anticipated to include 1 + calling, operator assisted calling, and debit card usage. As a result of the dramatic decline in the telecommunications industry, the Company has abandoned its business objective to provide such telecommunications products and services.

The Company's present plan is to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for the Company's stockholders. The Company's management will review and evaluate business ventures for possible mergers or acquisitions. The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in such a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of the Company's management. A decision to participate in a specific business will be made based upon a Company analysis of the quality of the prospective business opportunity's management and personnel, asset base, the anticipated acceptability of the business' products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.

Selection of Business

The Company is now considering business opportunities either through merger or acquisitions that might create value for our stockholders. We have no day-to-day operations at the present time. The officers and directors of the Company devote limited time and attention to the affairs of the Company. Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. As a result of that policy the Company may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon itself, the greater may its competitive disadvantages be when vying with other acquiring interests or entities. The Company does not intend to restrict its consideration to any particular business or industry segment, and the Company may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, biotechnology, service, natural resources, manufacturing or high-technology.

However, due to the Company's limited financial resources, the scope and number of suitable candidate business ventures available is limited, and most likely the Company will not be able to participate in more than a single business venture. Accordingly, it is anticipated that the Company will not be able to diversify, but may be limited to one merger or acquisition. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential  for the future  because of the  necessity  to  substantially  shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target's management to have proven its abilities of effectiveness, or the failure to establish a market for the target's product or services, or the failure to realize profits.

We will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's stockholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the founders thereof have been unable to develop a going concern or that such business is in its development state in that it has not generated significant revenues from its principal business activities prior to the Company's participation.

Acquisition of Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and stockholders of the Company will not be in control of the Company. In addition, the Company's two officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's stockholders.

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

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the stockholders of the Company would retain 20% or less of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such stockholders.

As a part of our investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company that target company stockholders would acquire in exchange for their stockholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's stockholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then stockholders.

Operation of Business after Acquisition

The Company's operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. The
Company is unable to determine at this time whether the Company will be in control of the Company following the acquisition. It may be expected that the business will present various challenges that cannot be predicted at the present time.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable business opportunities.

Employees

The Company currently has no employees. Our executive officers devote as much time to the affairs of the Company as they deem appropriate. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company maintains a mailing address at P.O. Box 415, Boston, MA 02117, which the Company believes is adequate to meet its needs at this time.

ITEM 3.  LEGAL PROCEEDINGS

There is no pending or threatened litigation or other legal proceedings, material or otherwise, nor any claims or assessments with respect to the Company at the present time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the year ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Currently, there are 11,280,476 shares of common stock, par value $.001, issued and outstanding. The Company's common stock is eligible for trading on the pink sheets.

Currently, there are 30,000 warrants outstanding which upon exercise at a price per share equal to $0.03 would result in the issuance of 30,000 shares of the Company's common stock and 30,000 additional warrants exercisable at a price per share equal to $0.05. If exercised, the warrants exercisable at $0.05 would result in the issuance of an additional 30,000 shares of the Company's common stock.

Rule 144 under the Securities Act of 1933, as amended (the "Securities Act") allows for the sale of restricted securities in limited quantities without requiring the securities to be registered. Restricted securities are generally those which are first issued in a private placement exempt from registration and which bear a restrictive legend. Rule 144 generally applies to corporate insiders and buyers of private placement securities that were not sold under Securities and Exchange Commission registration statement requirements.

Under Rule 144, restricted securities may be sold to the public without full registration (the restriction lapses upon transfer of ownership) if the following conditions are met:

     1. The shares proposed to be sold must be beneficially owned for a period of one year and the full purchase price for such shares shall have been paid.

     2. The amount of shares to be sold are subject to the volume limitations of paragraph (e) of Rule 144 (the greater of one percent (1%) of the class of shares outstanding as shown on the issuer's most recent report or the average weekly reported volume of trading in such securities on all national securities exchanges for the four calendar weeks preceding the filing of the Form 144). Please note that the OTC Bulletin Board is not considered a "national securities exchange".

     3. The issuer must be a reporting company and have filed all reports required to be filed by it during the twelve (12) months preceding such sale.

     4. The selling shareholder must file a completed and executed Form 144 Notice of Proposed Sale with the Securities and Exchange Commission.

     5. The broker selling the shares must fully comply with the "manner of sale" provisions of paragraph (f) of Rule 144 and the person selling the securities shall not: (a) solicit or arrange for the solicitation of orders to buy the securities in anticipation of or in connection with such transactions, or (b) make any payment in connection with the offer or sale of the securities to any person other than the broker who executed the order to sell the securities.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS (CONTINUED)

Rule 144(k) of the Securities Act provides for an exemption for the sale of securities that have not been registered and have been held for at least two years by the shareholders who are not affiliates of the issuer. Under Rule 144(k) the shares proposed to be sold must be beneficially owned for a period of two years and the full purchase price for such shares shall have been paid. The selling shareholder may not be an officer, director or beneficial owner of more than 10% of any class of security of the issuer. The selling shareholder may not be an "affiliate" of the issuer, as that term is defined in paragraph (a)(I) of Rule 144, at the time of the sale or for the three months preceding such sale. These securities can be sold without volume or sale limitations.

Therefore, all of the Company's common stock which was issued more than two years ago can be sold by stockholders who are not affiliates of the Company pursuant to Rule 144(k). There is no public offering being proposed by the Company at this time.

The Company acknowledges that it is currently a blank check company. Until the Company becomes an operating company, merges with an operating company, is acquired by an operating company or acquires an operating company, any securities issued by the Company will not be able to be resold under Rule 144 but must be registered under the Securities Act.

There are approximately 153 record holders of the Company's common stock. The Company has not declared any cash dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

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

The Company currently has no operations. The Company's operating expenses consist of accounting and legal fees as well as non-cash compensation to employees and directors. Management believes its current cash balance of $25,888 as of March 10, 2004 is insufficient to satisfy its minimum cash requirements for the next twelve months. Management believes that it needs to raise capital through an additional equity financing or through a merger transaction. There can be no assurance that the Company can raise capital in an additional equity financing.

ITEM 7.  FINANCIAL STATEMENTS

                           U.S. TELESIS HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                       FINANCIAL STATEMENTS FOR THE YEARS
                  ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

                                                                           Page
                                                                           ----

Report of Independent Auditors.............................................8

Balance Sheets as of December 31, 2003 and 2002............................9

Statements of Operations for the Years Ended
   December 31, 2003 and 2002..............................................10

Statements of Changes in Stockholders' Equity (Deficit)
   for the Years Ended December 31, 2003 and 2002..........................11

Statements of Cash Flows for the Years Ended
   December 31, 2003 and 2002..............................................12

Notes to Financial Statements..............................................13-19

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
U.S. Telesis Holdings, Inc.
Boston, Massachusetts

We have audited the accompanying balance sheets of U.S. Telesis Holdings, Inc. as of December 31, 2003 and 2002 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Telesis Holdings, Inc. as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a shell Company with no significant operations, has negative cash flows and has an accumulated deficit. These circumstances raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Vitale, Caturano & Company, PC
    ------------------------------

March 10, 2004
Boston, Massachusetts

                           U.S. TELESIS HOLDINGS, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002

                                                                                      2003                 2002
                                                                                 --------------       --------------
CURRENT ASSETS

Cash and cash equivalents                                                        $       23,923       $       54,828
                                                                                 --------------       --------------

         Total current assets                                                            23,923               54,828
                                                                                 --------------       --------------

         Total Assets                                                            $       23,923       $       54,828
                                                                                 --------------       --------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

   Accrued expenses                                                              $       53,622       $       10,635
                                                                                 --------------       --------------

         Total current liabilities                                                       53,622               10,635
                                                                                 --------------       --------------

         Total Liabilities                                                               53,622               10,635
                                                                                 --------------       --------------

Commitments and Contingencies (Note 2)

Stockholders' Equity (Deficit):

   Preferred stock ($.001 par value, 1,000,000 shares
     authorized, none issued)                                                                 -                    -
   Common stock ($.001 par value, 50,000,000 shares
     authorized, 10,813,476 and 4,921,810 shares issued and
     outstanding at December 31, 2003 and 2002, respectively)                            10,814                4,922

Additional paid-in capital                                                            1,669,020            1,392,780

Accumulated deficit                                                                  (1,709,533)          (1,353,509)
                                                                                 --------------       --------------

         Total Stockholders' Equity (Deficit)                                           (29,699)              44,193
                                                                                 --------------       --------------

         Total Liabilities and Stockholders' Equity (Deficit)                    $       23,923       $       54,828
                                                                                 ==============       ==============


   The accompanying notes are an integral part of these financial statements.


                           U.S. TELESIS HOLDINGS, INC.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                     2003                 2002
                                                                                -------------        -------------
Revenues:

   Interest income                                                              $           6        $         141
                                                                                -------------        -------------
         Total revenues                                                                     6                  141
                                                                                -------------        -------------
Expenses:

   Professional fees                                                                  115,290                  438
   Other general and administrative expenses                                          240,740               11,726

         Total expenses                                                               356,030               12,164
                                                                                -------------        -------------

Net loss                                                                        $    (356,024)       $     (12,023)
                                                                                =============        =============

Net loss per common share                                                       $      (0.05)        $           -
                                                                                =============        =============

Weighted average number of common shares outstanding - basic and diluted            7,509,887            4,921,810
                                                                                =============        =============


   The accompanying notes are an integral part of these financial statements.

                           U.S. TELESIS HOLDINGS, INC.

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                             Common Stock                                                 Total
                                            .001 Par Value          Additional                         Stockholders'
                                      ---------------------------     Paid-in        Accumulated          Equity
                                          Shares       Amount         Capital           Deficit          (Deficit)
                                          ------       ------      ------------     --------------     -------------
Balances - January 1, 2002               4,921,810    $   4,922    $  1,392,780     $  (1,341,486)     $     56,216
Net loss for the year ended
   December 31, 2002                             -            -               -           (12,023)          (12,023)
                                        ----------    ---------    ------------     -------------      ------------
Balances -  December 31, 2002            4,921,810        4,922       1,392,780        (1,353,509)           44,193
Issuance of options to purchase
   common stock                                  -            -          46,000                 -            46,000
Exercise of options to purchase
   common stock                          1,000,000        1,000           3,000                 -             4,000
Issuance of common stock                 3,500,000        3,500         157,970                 -           161,470
Issuance of warrants to purchase
   common stock                                  -           -           15,045                 -            15,045
Exercise of common stock warrants        1,391,666        1,392          54,225                 -            55,617
Net loss for the year ended
   December 31, 2003                             -            -               -          (356,024)         (356,024)
                                        ----------    ---------    ------------     -------------      ------------
Balances -  December 31, 2003           10,813,476    $  10,814    $  1,669,020     $  (1,709,533)     $    (29,699)
                                        ==========    =========    ============     =============      ============



   The accompanying notes are an integral part of these financial statements.

                           U.S. TELESIS HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                          2003              2002
                                                                                    ---------------   ---------------
Cash flows from operating activities:

   Net loss                                                                         $      (356,024)  $       (12,023)

   Adjustments to reconcile net loss to cash used in operating activities:

     Non-cash compensation expense                                                           57,500                 -

     Non-cash interest expense                                                               15,045                 -

     Non-cash consulting expense                                                           149,970                  -

     Change in operating liabilities:

       Increase in accrued expenses                                                          42,987               438
                                                                                    ---------------   ---------------

           Net cash used in operating activities                                            (90,522)          (11,585)
                                                                                    ---------------   ---------------

Cash flows from financing activities:

     Proceeds from exercise of stock options                                                  4,000                 -

     Proceeds from the exercise of warrants                                                  55,617                 -
                                                                                    ---------------   ---------------

           Net cash provided by financing activities                                         59,617                 -
                                                                                    ---------------   ---------------

Net decrease in cash and cash equivalents                                                   (30,905)          (11,585)
                                                                                    ---------------   ---------------

Cash and cash equivalents, beginning of period                                               54,828            66,413
                                                                                    ---------------   ---------------

Cash and cash equivalents, end of period                                            $        23,923   $        54,828
                                                                                    ===============   ===============

Supplemental Disclosure of Cash Flow Information:

   Cash Paid During the Year for:

       Interest expense                                                             $             -   $             -
                                                                                    ===============   ===============

       Income taxes                                                                 $             -   $             -
                                                                                    ===============   ===============



   The accompanying notes are an integral part of these financial statements.

                           U.S. TELESIS HOLDINGS, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - General and Summary of Significant Accounting Policies
         ------------------------------------------------------

(A)    Nature of Business
       ------------------

U.S. Telesis Holdings, Inc. (the "Company"), formerly U.S. Telesis, Inc., was incorporated under the laws of the state of Delaware on August 25, 1998. In a merger agreement dated May 20, 1999, U.S. Telesis, Inc. merged with and into Woodland Communications Group, Inc. and thereafter on June 3, 1999, Woodland Communications Group, Inc. changed its name to U.S. Telesis Holdings, Inc.

The Company was organized to provide diverse telecommunications products and services to the small and medium-sized business community in the southeastern United States and to develop a niche market strategy of reselling long distance services to the electrical cooperative community. As a result of the dramatic decline in the telecommunications industry, the Company has abandoned its business objective to provide such telecommunications products and services.

The Company's present plan is identify and complete a merger or acquisition with a private entity whose business presents an opportunity for the Company's stockholders. The Company's management will review and evaluate business ventures for possible mergers or acquisitions. The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing.

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

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a so called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the stockholders of the Company would retain 20% or less of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such stockholders.

         ------------------------------------------------------

(B)    Net Loss per Common Share
       -------------------------

Basic earnings per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of outstanding warrants. Approximately 1.0 million and 1.7 million outstanding warrants were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2003 and 2002, respectively, because they were anti-dilutive.

(C)    Income Taxes
       ------------

The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109) which requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities. The Company has deferred tax assets from net operating loss carryforwards. There is a full valuation allowance against the deferred tax asset, as such, there was no benefit from deferred income tax assets recorded for the years ended December 31, 2003 or 2002.

(D)    Use of Estimates
       ----------------

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(E)    Statements of Cash Flows
       ------------------------

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

(F)    Recent Accounting Pronouncements
       --------------------------------

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

         ------------------------------------------------------

SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company does not anticipate the adoption of SFAS 150 to affect its financial position.

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

In November 2002, the Financial Accounting Standard Board (FASB) issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." FIN 45 requires additional disclosure relating to guarantees and in some cases requires the recognition of a liability for the value of certain guarantees. FIN 45 is applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no effect on the Company, as it does not guarantee the liabilities of others.

         ------------------------------------------------------

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its combined financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be combined by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after December 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes that the application of FIN 46 will not have a material impact on the Company's results of operations or financial position.

NOTE 2 - Going Concern

The Company is a shell company seeking a merger partner. The Company has not conducted any operations for the last four years. The Company's continued existence depends on a number of factors, including, but not limited to, the ability to secure adequate sources of capital and identify and fund a merger or acquisition with a suitable company. This still raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - Concentration of Credit Risk - Cash and Cash Equivalents

The Company maintains its cash balances at a financial institution located in Tennessee. In the future the balance may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit. The fair market value of this financial instrument approximates cost.

NOTE 4 - Income Taxes

No income taxes were provided since the Company incurred losses from its inception. Due to the uncertainty of future taxable income, no future tax benefits have been recognized. At December 31, 2003 and 2002 the Company has net operating loss carry forwards of approximately $1,500,000 and $1,400,000, respectively. The net operating loss carryforwards expire at various dates through 2023.

NOTE 5 - Stockholders' Equity (Deficit)
         ------------------------------

(A)      Capital Structure
         -----------------

The Company is authorized to issue 51,000,000 shares of $.001 par value stock, of which 50,000,000 shares with a par value of $.001 is designated for common shares. The Company's certificate of incorporation authorizes a series of 1,000,000 shares of preferred stock with a par value of $.001 and with such rights, privileges and preferences as the board of directors may determine. The Company has not issued any shares of preferred stock.

By resolution, the Company separately designated 8,000 of these shares as Series A Redeemable Convertible Preferred Stock with a stated value of $1,000 per share. The redemption price is $1,300 per share plus accumulated dividends. The shares are also convertible into common stock calculated on a formula based on the trading prices of the common stock.

(B)      Warrants
         --------

On July 28, 2003 three warrant holders, each significant shareholders of the Company, exercised their unit purchase warrants at $0.03 and received 558,333 shares of common stock and an additional warrant to purchase an equivalent number of shares at $0.05. The holders immediately exercised the additional warrant and received 558,333 shares of common stock for a total of 1,116,666 shares. The fair value of the contingent warrants issued was determined to be $1,539 using the Black-Scholes pricing model. This amount is included in administrative expense in the accompanying statement of operations for the year ended December 31, 2003. In addition one other warrant holder exercised a warrant at $.03 and received 5,000 shares of common stock and an additional warrant to purchase an equivalent number of shares at $0.05. The fair value of the contingent warrants issued was immaterial. Total proceeds of $44,816 were received in connection with the exercises of all the warrants.

In October and November of 2003 several warrant holders exercised their unit purchase warrants at $0.03 and received 135,000 shares of common stock and an additional warrant to purchase an equivalent number of shares at $0.05. The holders immediately exercised the additional warrant and received 135,000 shares of common stock for a total of 270,000 shares. The fair value of the contingent warrants issued was determined to be $13,507 using the Black-Scholes pricing model. This amount is included in general and administrative expense in the accompanying statement of operations for the year ended December 31, 2003. Total proceeds of $10,800 were received in connection with the exercise of these warrants.

The Company has 1,001,000 warrants outstanding as of December 31, 2003, exercisable for shares of the Company's common stock for $0.03 per share. If these warrants are exercised, additional warrants for the purchase of 1,001,000 share of the Company's common Stock at a price per share equal to $0.05 will be issued. The fair value of the contingent warrants will be measured at the date that the warrants are likely to be issued. In addition, the Company has 5,000 warrants outstanding as of December 31, 2003, exercisable for shares of the Company's common stock for $0.05 per share.

         -----------------------------

The Company has the right to call all outstanding warrants, which call can be exercised at a price per share equal to $0.03 if the average stock price of the Company is traded at a 20% premium in relation to the exercise price for 20 consecutive trading days. During October and November 2003, the average stock price of the Company exceeded the 20% premium. The Company did not exercise its right to call any of the warrants outstanding.

In February 2004, certain investors exercised 150,000 warrants at $0.03 per share. Pursuant to their warrant agreements, the Company issued the investors an equivalent amount of warrants with an exercise price of $0.05. The warrants were valued at $3,300 and charged to general and administrative expense. The investors immediately exercised the additional 150,000 warrants at $0.05 per share. Total proceeds of $12,000 were received in connection with the exercise of these warrants. The remaining 856,000 warrants outstanding expire on or before March 12, 2004.

(C)      Stock Options
         -------------

The Company granted an option to purchase 1,000,000 shares of its Common Stock to Nick Rigopulos pursuant to a stock option agreement dated as of July 30, 2003 between the Company and Nick Rigopulos. The options vested immediately and had an exercise price of $0.004 per share. The Company recorded compensation of $46,000 in connection with the issuance of the options. The value of the option was determined based on a market value of the company's stock of $0.05 per share. This amount is included in administrative expense in the accompanying statement of operations for the year ended December 31, 2003. Mr. Rigopulos exercised options to purchase all 1,000,000 shares of Common Stock on July 30, 2003 for proceeds of $4,000.

In February 2004, the Company issued an option to purchase 167,000 shares of common stock to Nicholas Rigopulos in lieu of salary. The options have an exercise price of $0.03. The options were valued at $6,700 and will be charged to general and administrative expense during 2004.

(D)    Shares Issued to Consultants
       ----------------------------

The Company issued 3,000,000 shares of Common Stock for services rendered to consultants pursuant to contracts dated July 28, 2003. The shares were valued at $150,000 based on a market value of the Company's stock of $0.05 per share. This amount is included in general and administrative expense in the accompanying statement of operations for the year ended December 31, 2003. In July 2003, the Company issued 200,000 shares of Common Stock to the secretary/director of the Company as compensation for services rendered. The shares were valued at $10,000, based on a market value of the Company's stock of $0.05 per share, which is included in general and administrative expense in the accompanying statement of operations for the three and nine months ended December 31, 2003.

         -----------------------------

(E)    Shares Issued to Officer
       ------------------------

On January 8, 2003, the Company issued 300,000 shares of common stock to an officer of the Company in lieu of salary. The shares were valued at $1,500, based on a market value of the Company's stock of $.005 per share, which is included in administrative expense in the accompanying statement of operations for the year ended December 31, 2003.

NOTE 6 - Subsequent Event
         ----------------

In February 2004, The Company entered into convertible promissory notes to current investors for gross proceeds of $13,000. The notes bear interest at a rate of 6%. The notes are convertible into common stock at a rate of $0.03 per share at any time after September 30, 2004. The notes may only be converted at the option of the Company.

QUARTERLY DATA (UNAUDITED)

                                                             FIRST     SECOND         THIRD       FOURTH
YEAR ENDED DECEMBER 31,                                    QUARTER    QUARTER       QUARTER      QUARTER

2003
Net loss                                                  (16,771)   (45,964)     (256,343)     (36,946)
Basic  net loss per share                               $        -  $   0.01     $    0.04     $      -
2002
Net loss                                                   (4,497)    (3,664)         (902)      (2,960)
Basic  net loss per share                               $        -  $       -    $       -       $       -

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

During November of 2003, the Company had a disagreement with its former accountant with respect to the accounting for certain equity transactions. The accountant resigned and the Company filed a Form 8-K announcing the disagreement and resignation on December 4, 2003.

The Company engaged Vitale, Caturano, & Company, P.C. and filed a Form 8-K announcing the change on December 31, 2003.

ITEM 8A.  CONTROLS AND PROCEDURES

Based on their evaluation conducted within 90 days of filing this report, Form 10-KSB, our Chief Executive Officer has concluded that our disclosure controls and procedures (as defined in rule 13a-14c promulgated under the Security Exchange Act of 1934, as amended) are effective and designed to alert them to material financial or other information relating to the Company.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent of the date of our most recent evaluation.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Mr. Nicholas C. Rigopulos, age 45, has been a member of the Board of Directors of the Company since August 1998 and has served as interim Chief Executive Officer of the Company since April 2000. Mr. Rigopulos, from December 2001 to the present, has been a self-employed financial consultant. From August 2000 until December 2001, he was founder and President of Copernicus Systems Inc., a developer of IP enhanced communications infrastructure products. From February 1999 to January 2000, Mr. Rigopulos was a founder and Managing Director of Strategic Capital Partners, LLC, a financial advisory boutique. From November 1997 to January 1999, he was founder and Managing Director of Stamford Capital Partners, LLC, which provided advisory services to emerging technology companies in the areas of business and financial strategy and planning. Between 1989 and 1997, Mr. Rigopulos was Vice President at Salomon Smith Barney, an investment banking firm.

Mr. Jules Benge Prag IV, PhD., age 46, has been a member of the Board of Directors of the Company since August 1998 and has served as Secretary of the Company since April 2000. Mr. Prag, from September 1986 to the present, has been a professor at the Drucker School of Management at Claremont Graduate University. From September 2001 to the present, he has been a professor at Harvey Mudd College. From June 2002 to the present, Mr. Prag has been a consultant/corporate trainer in finance at Southern California Edison.

Currently, the Board of Directors has no separate audit, nominating or compensation committees and acts as such as an entire Board.

ITEM 10.  EXECUTIVE COMPENSATION

The Company issued 300,000 shares of common stock on January 8, 2003 to Nicholas Rigopulos, interim Chief Executive Officer of the Company, in lieu of salary. The Company issued 1,000,000 options to purchase common stock and 200,000 shares of common stock on July 28, 2003 to Nicholas Rigopulos and Jules Benge Prag, Secretary, respectively, in lieu of salary. The stock and options were valued at $57,500 and charged to compensation expense. The Company has paid no salaries to its officers and directors for each of the last three completed fiscal years.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2003, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares of the Company:

                                                              AMOUNT AND
                                                               NATURE OF
                            NAME AND ADDRESS                  BENEFICIAL
    TITLE OF CLASS          OF BENEFICIAL OWNER                  OWNER       PERCENT OF CLASS

Common Stock               Robert Prag                         1,726,850           15.97%
                           2455 El Amigo Road
                           DelMar, CA  92014

Common Stock               Paul Mannion
                           4390 River Bottom Drive
                           Norcross, GA 30092                  1,666,666           15.41%

Common Stock               Belle Group, Ltd.
                           23679 Calabasas Road #412
                           Calabasas, CA 91302                 1,476,850           13.66%

Common Stock               Yale Farrar
                           23679 Calabasas Road #412
                           Calabasas, CA 91302                 1,000,000            9.25%


The following table sets forth, as of December 31, 2003, information regarding the beneficial ownership of shares by each of the directors and officers of the Company and by the directors and officers as a group:

                                                              AMOUNT AND
                                                               NATURE OF
                          NAME AND ADDRESS OF                  BENEFICIAL
    TITLE OF CLASS          BENEFICIAL OWNER                     OWNER       PERCENT OF CLASS

                         Nicholas Rigopulos
                         41 Commonwealth Avenue #4
Common Stock             Boston, MA  02116                     1,406,125           13.00%

                         Jules Benge Prag IV, PhD.
                         220 W. 8th Street
Common Stock             Claremont, CA 91711                     215,000            1.99%

                         All Officers and Directors as a
                         Group                                 1,621,125           14.99%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following transactions have occurred in the last two years to which the Company was or is to be a party, in which any director, executive officer, nominee for election as a director, security holder or member of the immediate family of any of the aforementioned persons, had, or is to have, a direct or indirect material interest.

The Company issued 300,000 shares of common stock on January 8, 2003 to Nicholas Rigopulos, interim Chief Executive Officer of the Company, in lieu of salary. The Company issued 1,000,000 options to purchase common stock and 200,000 shares of common stock on July 28, 2003 to Nicholas Rigopulos and Jules Benge Prag, Secretary, respectively, in lieu of salary. The options had an exercise price of $0.004 per share. Mr. Rigopulos exercised his options immediately and received 1,000,000 shares of common stock

On July 28, 2003 the Company issued 3,000,000 shares to three stockholders for consulting services provided. The shares were valued at $149,970 and charged to consulting expense.

During 2003, certain investors exercised 698,333 warrants at $0.03 per share. Pursuant to their warrant agreements, the Company issued the investors an additional 698,333 warrants with an exercise price of $0.05 to. The warrants were valued at $15,035 and charged to interest expense. Certain of these investors exercised an additional 693,333 warrants at $0.05 per share.

In February 2004, the Company issued an option to purchase 167,000 shares of common stock to Nicholas Rigopulos in lieu of salary. The options were valued at $6,700 and will be charged to general and administrative expense during 2004. Additionally, certain investors exercised 150,000 warrants at $0.03 per share. Pursuant to their warrant agreements, the Company issued the investors an additional 150,000 warrants with an exercise price of $0.05 to. The warrants were valued at $3,300 and charged to general and administrative expense. These investors immediately exercised the additional 150,000 warrants at $0.05 per share. The remaining 856,000 warrants outstanding expire on or before March 12, 2004.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this Form 10:

EXHIBIT        DESCRIPTION
-------        -----------

   3.1 Certificate of Incorporation of U.S. Telesis Holdings, Inc., filed as Exhibit 2.1 to the Registration Statement on Form 10-SB of U.S. Telesis Holdings, Inc. (File No. 000-50299) filed on May 29, 2003, as amended on Form 10-SB/A filed on July 16, 2003 and incorporated herein by reference.

   3.2 By-laws of U.S. Telesis Holdings, Inc., filed as Exhibit 2.2 to the Registration Statement on Form 10-SB of U.S. Telesis Holdings, Inc. (File No. 000-50299) filed on May 29, 2003, as amended on Form 10-SB/A filed on July 16, 2003 and incorporated herein by reference.

   10.1 Non-Statutory Stock Option Agreement, dated July 28, 2003, by and between Nicholas Rigopulos and U.S. Telesis Holdings, Inc., filed as Exhibit 4.03 to the Registration Statement on From S-8 of U.S. Telesis Holdings, Inc. (File No. 333-109567) filed on October 8, 2003 and incorporated herein by reference.

   10.2 Consulting Agreement, dated as of July 28, 2003 by and between U.S. Telesis Holdings, Inc., and Paul T. Mannion, Jr. filed as
               Exhibit 4.03 to the Registration Statement on From S-8 of U.S. Telesis Holdings, Inc. (File No. 108-800) filed on September 15, 2003 and incorporated herein by reference.

EXHIBIT        DESCRIPTION
-------        -----------

   3.1 Certificate of Incorporation of U.S. Telesis Holdings, Inc., filed as Exhibit 2.1 to the Registration Statement on Form 10-SB of U.S. Telesis Holdings, Inc. (File No. 000-50299) filed on May 29, 2003, as amended on Form 10-SB/A filed on July 16, 2003 and incorporated herein by reference.

   3.2 By-laws of U.S. Telesis Holdings, Inc., filed as Exhibit 2.2 to the Registration Statement on Form 10-SB of U.S. Telesis Holdings, Inc. (File No. 000-50299) filed on May 29, 2003, as amended on Form 10-SB/A filed on July 16, 2003 and incorporated herein by reference.

   10.1 Non-Statutory Stock Option Agreement, dated July 28, 2003, by and between Nicholas Rigopulos and U.S. Telesis Holdings, Inc., filed as Exhibit 4.03 to the Registration Statement on From S-8 of U.S. Telesis Holdings, Inc. (File No. 333-109567) filed on October 8, 2003 and incorporated herein by reference.

   10.2 Consulting Agreement, dated as of July 28, 2003 by and between U.S. Telesis Holdings, Inc., and Paul T. Mannion, Jr. filed as
               Exhibit 4.03 to the Registration Statement on From S-8 of U.S. Telesis Holdings, Inc. (File No. 108-800) filed on September 15, 2003 and incorporated herein by reference.

(b) Reports on Form 8-K:

     1. The Company furnished a Current Report on Form 8-K on December 4, 2003 to furnish under Item 4 the resignation of its certifying accountant.

     2.   The  Company  furnished a Current  Report on Form 8-K on December  31,
          2003 to furnish under Item 5 the appointment of the Company's new certifying accountant.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Vitale, Caturano, & Company, P.C. for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $11,000 and $2,000, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

Audit Committee Policies and Procedures

The Company does not have an audit committee.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable

Code of Ethics

The board of directors has not adopted a code of ethics as of December 31, 2003. The Company has not adopted a code of ethics because it has not yet commenced operations.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              U.S. Telesis Holdings, Inc.

Date: March 10, 2004                     By:
                                              -----------------------------
                                              Name:  Nicholas Rigopulos
                                              Title:    Chief Executive Officer