Form 10QSB
period 2004-03-31
US TELESIS HOLDINGS INC
filed 2004-05-07
CIK 1230802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

( X ) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended     March 31, 2004
                                         ----------------------

(  )   Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from _______________ to __________________

          Commission file number _______________________________________

                           U.S. Telesis Holdings, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Delaware                                   62-0201385
------------------------------------        ------------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

            41 Commonwealth Avenue
            P.O. Box 415 Boston, MA                        02117
------------------------------------        ------------------------------------
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

Yes   X    No
    -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class                                Outstanding at May 6, 2004
                 ------                               --------------------------
Common Stock, $.001 par value per share                        11,280,476

Transitional Small Business Disclosure Format (check one):

Yes        No   X
    -----     -----

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
     PART I.  Financial Information ..............................................................................1

     Item 1.  Financial Statements

         Balance Sheets - March 31, 2004 and December 31, 2003 ...................................................1
         Statements of Operations
               For the Three Months Ended March 31, 2004 and 2003.................................................2
         Statements of Cash Flows
               For The Three Months Ended March 31, 2004 and 2003.................................................3
         Notes to the Financial Statements
               For the Three Months Ended March 31, 2004 and 2003 ................................................4

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                Operations........................................................................................8

     Item 3.  Controls and Procedures............................................................................10

     PART II.....................................................................................................11

     Item 1.  Legal Proceedings..................................................................................11
     Item 2.  Changes in Securities and Use of Proceeds..........................................................11
     Item 3.  Defaults Upon Senior Securities....................................................................11
     Item 4.  Submission of Matters to a Vote of Security Holders................................................11
     Item 5.  Other Information..................................................................................11
     Item 6.  Exhibits and Reports on Form 8-K...................................................................11

     SIGNATURES..................................................................................................13

     CERTIFICATIONS AND EXHIBITS.................................................................................14

PART I. FINANCIAL INFORMATION

Item I - Financial Statements

                           U.S. TELESIS HOLDINGS, INC.
                                 BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003

                                                                                 2004          2003
                                                                             -----------    -----------
                                                                             (Unaudited)
Current Assets
--------------
Cash in banks                                                                $    19,416    $    23,923
                                                                             -----------    -----------
Total current assets                                                              19,416         23,923
                                                                             -----------    -----------
Total Assets                                                                 $    19,416    $    23,923
                                                                             ===========    ===========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
-------------------

Accrued professional fees                                                    $    28,591    $    53,622
                                                                             -----------    -----------
Convertible Notes Payable to Stockholders                                         13,000              -
                                                                             -----------    -----------
Total Liabilities                                                                 41,591         53,622
                                                                             ===========    ===========
Commitments and Contingencies (Note 2)

Stockholders' Equity (Deficit)
------------------------------
Preferred stock ($.001 par value, 1,000,000 shares
     authorized, none issued)                                                          0              0

Common stock ($.001 par value, 50,000,000 shares authorized,
     11,280,476 and 10,813,476 issued and outstanding as of March 31, 2004
     and December  31, 2003, respectively)                                        11,280         10,814

Additional paid-in capital                                                     1,692,264      1,669,020

Accumulated deficit                                                           (1,725,719)    (1,709,533)
                                                                             -----------    -----------
Total Stockholders' Equity (Deficit)                                             (22,175)       (29,699)
                                                                             -----------    -----------
Total Liabilities and Stockholders' Equity (Deficit)                         $    19,416    $    23,923
                                                                             ===========    ===========



         The accompanying notes are an integral part of these statements

                           U.S. TELESIS HOLDINGS, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                   2004            2003
                                               ------------    ------------
Revenues:
Sales                                          $          0    $          0
Interest income                                           0               6
                                               ------------    ------------
Net revenues                                              0               6
                                               ------------    ------------

Expenses:
Professional fees                                     8,000           7,500
Other general and administrative expenses             8,185           9,277
                                               ------------    ------------
Total expenses                                       16,185          16,777
                                               ------------    ------------
Net loss                                            (16,185)        (16,771)
                                               ============    ============
Net loss per common share                      $        NIL    $       NIL
                                               ============    ============
Weighted average number of basic and diluted
common shares outstanding                        11,057,267       5,198,477
                                               ============    ============


        The accompanying notes are an integral part of these statements

                           U.S. TELESIS HOLDINGS, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                      2004         2003
                                                    --------    --------
Cash flows from operating activities:
Net loss                                            $(16,185)   $(16,771)
Adjustments to reconcile net loss
to cash used by operating activities
Stock issued for services                                  -       5,700
Stock issued for compensation                          6,700           0
Decrease in accrued expenses:                        (25,031)     (2,000)
                                                    --------    --------
Total adjustments                                    (18,331)     (3,700)
Net cash used by operating activities                (34,516)    (13,071)
                                                    --------    --------
Cash flows from financing activities:
Proceeds from exercise of warrants                    12,000           0
Proceeds from exercise of stock option                 5,010           0
Proceeds from issuance of convertible notes
     payable to stockholders                          13,000           0
                                                    --------    --------
Net cash provided by financing activities             30,010           0
                                                    --------    --------
Net decrease in cash in banks                         (4,506)    (13,071)
                                                    --------    --------
Cash in banks - beginning of period                   23,923      54,828
Cash in banks - end of period                       $ 19,417    $ 41,757
                                                    ========    ========
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
                                                    ========    ========
Interest expense                                    $      0    $      0
                                                    ========    ========
Income taxes                                        $      0    $      0
                                                    ========    ========


         The accompanying notes are an integral part of these statements

                           U.S. TELESIS HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


NOTE 1 - General and Summary of Significant Accounting Policies

(A) - Unaudited Interim Financial Information

The unaudited financial statements included herein have been prepared on behalf of the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The Company believes, however, its disclosures herein, when read in conjunction with the Company's audited financial statements for the year ended December 31, 2003 as filed in Form 10K-SB, are adequate to make the information presented not misleading. The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in the Company's 10K-SB. The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

(B) - Nature of Business

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

                           U.S. TELESIS HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


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

(C) - Net (Loss) Per Basic and Diluted Common Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding warrants. Approximately 0 and 1.7 million outstanding warrants were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2004 and 2003, respectively, because they were anti-dilutive.

 (D) - Income Taxes

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

                           U.S. TELESIS HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(F) - Statements of Cash Flows

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

NOTE 2  - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is seeking a merger partner. The Company has not conducted any operations for the last four years. The Company's ability to continue as a going concern depends on a number of factors, including but not limited to, the ability to secure adequate sources of capital and identify and fund a merger or acquisition with a suitable Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to continue to seek the additional financing it needs to fund its operations. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

NOTE 3  - Concentration of Credit Risk - Cash and Cash Equivalents

The Company maintains its cash balances at financial institutions located in Tennessee and Massachusetts. In the future the balance may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit. The fair market value of these financial instruments approximates cost.

NOTE 4 - Income Taxes

No income taxes were provided since the Company incurred losses from its inception. Due to the uncertainty of future taxable income, no future tax benefits have been recognized. As of March 31, 2004 the Company has net operating loss carry forwards totaling $1,550,000 expiring at various dates through 2017.


NOTE 5 - Industry Segment Information

The Company is presently not operating. Accordingly, segment information is not applicable.

                           U.S. TELESIS HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


NOTE 6 - Stockholders' Equity

(A) - Capital Structure

The Company is authorized to issue 51,000,000 shares of $.001 par value stock, of which 50,000,000 shares with a par value of $.001 is designated for Common Shares. The Company's certificate of incorporation authorizes a series of 1,000,000 shares of preferred stock with a par value of $.001 and with such rights, privileges and preferences as the board of directors may determine. Through March 31, 2004 the Company had not issued any shares of preferred stock. By resolution, the Company designated 8,000 shares of Preferred Stock as Series A Redeemable Convertible Preferred Stock with a stated par value of $10 per share and a redemption price of $1,300 per share plus accumulated dividends. The shares of Series A Preferred Stock are also convertible into Common Stock based on a formula depending on stock trading prices. No shares of Series A Redeemable Convertible Preferred Stock are currently issued or outstanding and the Company has made no commitments to issue any such shares.

(B) - Warrants

In February 2004, certain investors exercised 150,000 warrants at $0.03 per share. Pursuant to their warrant agreements, the Company issued the investors an equivalent amount of warrants with an exercise price of $0.05. The warrants were valued at $3,300 and charged to general and administrative expense. The investors immediately exercised the additional 150,000 warrants at $0.05 per share. Total proceeds of $12,000 were received in connection with the exercise of these warrants. The remaining 856,000 warrants outstanding expired on or before March 12, 2004.

(C) - Stock Options

In February 2004, the Company issued an option to purchase 167,000 shares of common stock to Nicholas Rigopulos in lieu of salary. The options have an exercise price of $0.03. The options were valued at $6,700 and are included in administrative expense in the accompanying statement of operations for the three months ended March 31, 2004. The options were exercised on March 11, 2004.


NOTE 7 - Notes Payable to Stockholders

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

General

U.S. Telesis Holdings, Inc. (the "Company") has not had revenues from operations in each of the last two fiscal years. The sole revenue of the Company during the last two fiscal years was derived exclusively from interest income. Interest income amounted to $0 and $6 during the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004, expenses comprised of professional fees totaling $8,000 and other general administrative expenses of $8,185. Expenses for the three months ended March 31, 2003 were comprised of professional fees totaling $7,500 and other general administrative expenses of $9,277.

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

The Company is seeking a merger partner. The Company has not conducted any operations for the last four years. Since the Company's business plan is to identify and complete a merger or acquisition with a private entity and the Company currently has no operations and nominal operating expenses, management believes its current cash balance of $17,563 as of May 6, 2004 may not be sufficient to satisfy its cash requirements for the next twelve months. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence depends on a number of factors, including but not limited to, the ability to secure adequate sources of capital and identify and fund a merger or acquisition with a suitable Company. However, there can be no assurance the Company will be able to continue as a going concern.

Item 3.  Controls and Procedures.

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive and Financial Officer concluded that effective March 31, 2004 the Company's disclosure controls and procedures were designed to ensure that material information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and effective in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

                                     PART II


Item 1.  Legal Proceedings.

There is no pending or threatened litigation or other legal proceedings, material or otherwise, nor any claims or assessments with respect to the Company at the present time.

Item 2.  Changes in Securities and Use of Proceeds.

In February 2004, certain investors exercised 150,000 warrants at $0.03 per share. Pursuant to their warrant agreements, the Company issued the investors an equivalent amount of warrants with an exercise price of $0.05. The warrants were valued at $3,300 and charged to general and administrative expense. The investors immediately exercised the additional 150,000 warrants at $0.05 per share. Total proceeds of $12,000 were received in connection with the exercise of these warrants. The remaining 856,000 warrants outstanding expired on or before March 12, 2004.

In February 2004, the Company issued an option to purchase 167,000 shares of common stock to Nicholas Rigopulos in lieu of salary. The options have an exercise price of $0.03. The options were valued at $6,700 and are included in administrative expense in the accompanying statement of operations for the three months ended March 31, 2004. The options were exercised on March 11, 2004.

In February 2004, the Company entered into convertible promissory notes to current investors for gross proceeds of $13,000. The notes bear interest at a rate of 6%. The notes are convertible into common stock at a rate of $0.03 per share at any time after September 30, 2004. The notes may only be converted at the option of the Company.

The proceeds from each of the transactions above will be used to pay professional fees while the Company continues to search for a suitable acquisition or merger candidate.

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

                                   U.S. Telesis Holdings, Inc.
                                   ---------------------------


Date: May 7, 2004                  By: /s/ Nicholas Rigopulos
                                       ----------------------------------------
                                       Name:   Nicholas Rigopulos
                                       Title:  Chief Executive/Financial Officer

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