Form 10QSB
period 2004-06-30
US TELESIS HOLDINGS INC
filed 2004-08-05
CIK 1230802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004
                                                ----------------------

( )  Transition report under Section 13 or 15(d) of the Exchange Act

                  For the transition period from _______________ to ___________

                  Commission file number ______________________________________

                           U.S. Telesis Holdings, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Delaware                              62-0201385
-------------------------------------      -------------------------------------
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)

         41 Commonwealth Avenue
         #4 Boston, MA                                    02116
       -----------------------------             -------------------------------
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

Yes    X     No ______
      -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class                           Outstanding at August 4, 2004
                 ------                          -----------------------------
Common Stock, $.001 par value per share                    11,280,476

Transitional Small Business Disclosure Format (check one):

Yes ______ No           X
              ---------------

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

 PART I.  Financial Information ...............................................1

 Item 1.  Financial Statements

     Balance Sheets - June 30, 2004 (unaudited) and December 31, 2003 .........1
     Statements of Operations
           For the Three and Six Months Ended June 30, 2004 and 2003
                (unaudited)....................................................2
     Statements of Cash Flows
           For the Six Months Ended June 30, 2004 and 2003 (unaudited).........4
     Notes to the Financial Statements
           For the Three and Six Months Ended June 30, 2004 and 2003 .......5-10

 Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................11-12

 Item 3.  Controls and Procedures.............................................13

 PART II......................................................................14

 Item 1.  Legal Proceedings...................................................14
 Item 2.  Changes in Securities and Use of Proceeds...........................14
 Item 3.  Defaults Upon Senior Securities.....................................14
 Item 4.  Submission of Matters to a Vote of Security Holders.................14
 Item 5.  Other Information...................................................14
 Item 6.  Exhibits and Reports on Form 8-K....................................14

 SIGNATURES...................................................................15

 CERTIFICATIONS AND EXHIBITS..................................................16

PART I. FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                           U.S. TELESIS HOLDINGS, INC.
                                 BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003

                                                                                   JUNE 30,              DECEMBER 31,
                                                                                     2004                    2003
                                                                                     ----                    ----
                                                                                  (Unaudited)
Current Assets
--------------
Cash in banks                                                                      $        44           $    23,923
                                                                                   -----------           -----------
Total current assets                                                               $         -           $    23,923
                                                                                   -----------           -----------
Total Assets                                                                       $        44           $    23,923
                                                                                   ===========           ===========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
-------------------

Accrued professional fees                                                          $    17,391           $    53,622
                                                                                   -----------           -----------
Convertible Notes Payable to Stockholders                                          $    13,000              $      -
                                                                                   -----------           -----------
Total Liabilities                                                                  $    30,391           $    53,622
                                                                                   ===========           ===========
Commitments and Contingencies (Note 2)

Stockholders' Equity (Deficit)
------------------------------

Preferred stock ($.001 par value, 1,000,000 shares
     authorized, none issued)                                                      $         -           $         -
Common stock ($.001 par value, 50,000,000 shares authorized,
     11,280,476 and 10,813,476 issued and outstanding as of June 30, 2004
     and December  31, 2003, respectively)                                         $    11,239           $    10,814
Additional paid-in capital                                                         $ 1,692,305           $ 1,669,020
Accumulated deficit                                                                $(1,733,891)          $(1,709,533)
                                                                                   -----------           -----------
Total Stockholders' Equity (Deficit)                                               $   (30,347)          $   (29,699)
                                                                                   -----------           -----------
Total Liabilities and Stockholders' Equity (Deficit)                               $        44           $    23,923
                                                                                   ===========           ===========

         The accompanying notes are an integral part of these statements

                           U.S. TELESIS HOLDINGS, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                        Three Months Ended                         Six Months Ended
                                                  2004                2003                    2004                2003
Revenues:
Sales                                      $                -   $                -      $               -   $              -
Interest income                            $                -   $                -      $               -                 $6
                                           ----------------------------------------------------------------------------------
                                                                                                        -
                                           ==================================================================================
Net revenues                               $                -   $                -      $               -                 $6

Expenses:
Professional fees                                     $13,000              $42,679                $12,000            $50,179
                                           ----------------------------------------------------------------------------------
Other general and administrative expenses              $4,173               $3,285                $12,358            $12,562
                                           ==================================================================================
Total expenses                                        $17,173              $45,964                $24,358            $62,741
Net loss                                             ($17,173)            ($45,964)              ($24,358)          ($62,735)

Net loss per common share                              ($0.01)              ($0.01)                ($0.01)            ($0.01)
Weighted average number of basic and
diluted                                            11,280,476            5,198,477             11,280,476          5,210,308

         The accompanying notes are an integral part of these statements

                           U.S. TELESIS HOLDINGS, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                                  Six Months Ended
                                                                           2004                        2003
Cash flows from operating activities:
Net loss                                                            $       (24,358)              $     (62,735)
Adjustments to reconcile net loss to cash used by operating
activities
Stock issued for services                                           $         6,700               $       5,700
Stock issued for compensation                                                                     $           -
Increase (Decrease) in accrued expenses:                            $       (36,231)              $      22,339
Total adjustments                                                   $       (29,531)              $      28,039
Net cash used by operating activities                               $       (53,889)              $     (34,696)
Cash flows from financing activities:
Proceeds from exercise of warrants                                  $        12,000               $           -
Proceeds from exercise of stock option                              $         5,010               $           -
Proceeds from issuance of convertible notes payable to              $        13,000               $           -
stockholders
Net cash provided by financing activities                           $        30,010               $           -
Net decrease in cash in banks                                       $       (23,879)              $     (34,696)
Cash in banks - beginning of period                                 $        23,923               $      54,828
Cash in banks - end of period                                       $            44               $      20,132
                                                                    ===================          ===============
Supplemental Disclosure of Cash Flow Information:
Cash Paid During  the Year for:
Interest expense                                                                                            $0
Income taxes                                                                                                $0

         The accompanying notes are an integral part of these statements

                           U.S. TELESIS HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                   (UNAUDITED)


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

                           U.S. TELESIS HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                   (UNAUDITED)

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

(C) - Net (Loss) Per Basic and Diluted Common Share
      ---------------------------------------------

Basic earnings per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding warrants. Approximately 0 and 1.7 million outstanding warrants were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2004 and 2003, respectively, because they were anti-dilutive.

D) - Income Taxes
     ------------

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

                           U.S. TELESIS HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                   (UNAUDITED)

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

NOTE 2  - Going Concern
          -------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a merger partner. The Company has not conducted any operations for the last four years. The Company's ability to continue as a going concern depends on a number of factors, including but not limited to, the ability to secure adequate sources of capital and identify and fund a merger or acquisition with a suitable Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to continue to seek the additional financing it needs to fund its operations. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

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

NOTE 4 - Income Taxes
         ------------

No income taxes were provided since the Company incurred losses from its inception. Due to the uncertainty of future taxable income, no future tax benefits have been recognized. As of June 30, 2004 the Company has net operating loss carry forwards totaling $1,550,000 expiring at various dates through 2017.

NOTE 5 - Industry Segment Information
         ----------------------------

The Company is presently not operating. Accordingly, segment information is not applicable.

                           U.S. TELESIS HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                   (UNAUDITED)

NOTE 6 - Stockholders' Equity
         --------------------

(A) - Capital Structure
      -----------------

The Company is authorized to issue 51,000,000 shares of $.001 par value stock, of which 50,000,000 shares with a par value of $.001 is designated for Common Shares. The Company's certificate of incorporation authorizes a series of 1,000,000 shares of preferred stock with a par value of $.001 and with such rights, privileges and preferences as the board of directors may determine. Through June 30, 2004 the Company had not issued any shares of preferred stock. By resolution, the Company designated 8,000 shares of Preferred Stock as Series A Redeemable Convertible Preferred Stock with a stated par value of $10 per share and a redemption price of $1,300 per share plus accumulated dividends. The shares of Series A Preferred Stock are also convertible into Common Stock based on a formula depending on stock trading prices. No shares of Series A Redeemable Convertible Preferred Stock are currently issued or outstanding and the Company has made no commitments to issue any such shares.

(B) - Warrants
      --------

In February 2004, certain investors exercised 150,000 warrants at $0.03 per share. Pursuant to their warrant agreements, the Company issued the investors an equivalent amount of warrants with an exercise price of $0.05. The warrants were valued at $3,300 and charged to general and administrative expense. The investors immediately exercised the additional 150,000 warrants at $0.05 per share. Total proceeds of $12,000 were received in connection with the exercise of these warrants. As of March 12, 2004 the remaining 856,000 warrants outstanding had expired.

(C) - Stock Options
      -------------

In February 2004, the Company issued an option to purchase 167,000 shares of common stock to Nicholas Rigopulos in lieu of salary. The options have an exercise price of $0.03. The options were valued at $6,700 and are included in administrative expense in the accompanying statement of operations for the six months ended June 30, 2004. The options were exercised on March 11, 2004.

                           U.S. TELESIS HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                   (UNAUDITED)

NOTE 7 - Notes Payable to Stockholders
         -----------------------------

In February 2004, the Company entered into convertible promissory notes with current investors for gross proceeds of $13,000. The notes bear interest at a rate of 6%. The notes are convertible into common stock at a rate of $0.03 per share at any time after September 30, 2004. The notes may only be converted at the option of the Company. As of June 30, 2006 there is $350 in accrued interest which is included in accrued expenses in the accompanying balance sheet.

In July 2004, the Company entered into two convertible promissory notes with current investors for gross proceeds of $10,000. The notes bear interest at a rate of 6%. The notes are convertible into common stock at a rate of $0.03 per share at any time after January 31, 2005. The notes may only be converted at the option of the Company.

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

General
-------

U.S. Telesis Holdings, Inc. (the "Company") has not had revenues from operations in each of the last two fiscal years. The sole revenue of the Company during the last two fiscal years was derived exclusively from interest income. Interest income amounted to $0 and $6 during the three months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004, expenses comprised of professional fees totaling $21,000 and other general administrative expenses of $12,358. Expenses for the six months ended June 30, 2003 were comprised of professional fees totaling $50,179 and other general administrative expenses of $12,562.

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

The Company is a shell corporation seeking a merger partner. The Company has not conducted any operations for the last four years. Since the Company's business plan is to identify and complete a merger or acquisition with a private entity and the Company currently has no operations and nominal operating expenses, management believes its current cash balance of $8,989 as of August 4, 2004 may not be sufficient to satisfy its cash requirements for the next twelve months. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence depends on a number of factors, including but not limited to, the ability to secure adequate sources of capital and identify and fund a merger or acquisition with a suitable Company. However, there can be no assurance the Company will be able to continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES.

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive and Financial Officer concluded that effective March 31, 2004 the Company's disclosure controls and procedures were designed to ensure that material information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and effective in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

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

In February 2004, the Company issued an option to purchase 167,000 shares of common stock to Nicholas Rigopulos in lieu of salary. The options have an exercise price of $0.03. The options were valued at $6,700 and are included in administrative expense in the accompanying statement of operations for the six months ended June 30, 2004. The options were exercised on March 11, 2004.

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

                                              U.S. Telesis Holdings, Inc.


Date: August 4, 2004                     By:  /s/ Nicholas Rigopulos
                                              ----------------------------------
                                              Name:  Nicholas Rigopulos
                                              Title: Chief Executive/Financial
                                                     Officer

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