Form 10QSB
period 2004-09-30
US TELESIS HOLDINGS INC
filed 2004-11-12
CIK 1230802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended     September 30, 2004
                                               ------------------------------

( ) Transition report under Section 13 or 15(d) of the Exchange Act

                For the transition period from                 to
                                               ---------------    --------------

                Commission file number      0-50299
                                       -----------------------------------------

                           U.S. Telesis Holdings, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                       62-0201385
------------------------------------      -----------------------------------
 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

      41 Commonwealth Avenue
      #4 Boston, MA                                       02116
    -----------------------------           -----------------------------------
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

Yes  X       No
    ------     ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                        Outstanding at November 5, 2004
                  ------                       -------------------------------
 Common Stock, $.001 par value per share                  11,280,476

Transitional Small Business Disclosure Format (check one):

Yes          No  X
    ------     ------

                                TABLE OF CONTENTS

                                                                                          PAGE
PART I.  Financial Information .........................................................   1

Item 1.  Financial Statements

    Balance Sheets - September 30, 2004 (unaudited) and December 31, 2003 ..............   1
    Statements of Operations
          For the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited) ..   2
    Statements of Cash Flows
          For the Nine Months Ended September 30, 2004 and 2003 (unaudited) ............   4
    Notes to the Financial Statements
          For the Three and Nine Months Ended September 30, 2004 and 2003 ..............  5-10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations ..................................................................  11-12

Item 3.  Controls and Procedures .......................................................  13

PART II ................................................................................  14

Item 1.  Legal Proceedings .............................................................  14
Item 2.  Changes in Securities and Use of Proceeds .....................................  14
Item 3.  Defaults Upon Senior Securities ...............................................  14
Item 4.  Submission of Matters to a Vote of Security Holders ...........................  14
Item 5.  Other Information .............................................................  14
Item 6.  Exhibits and Reports on Form 8-K ..............................................  14

SIGNATURES .............................................................................  15

CERTIFICATIONS AND EXHIBITS ............................................................  16

PART I. FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                           U.S. TELESIS HOLDINGS, INC.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                               2004              2003
                                                                            -----------      -----------
                                                                            (Unaudited)
Current Assets
Cash in banks                                                               $     5,416      $    23,923
                                                                            -----------      -----------
Total current assets                                                        $     5,416      $    23,923
                                                                            -----------      -----------
Total Assets                                                                $     5,416      $    23,923
                                                                            ===========      ===========

Liabilities and Stockholders' Equity
Current Liabilities
Accrued professional fees                                                   $    18,391      $    53,622
                                                                            -----------      -----------
Convertible Notes Payable to Stockholders                                   $    23,000      $        --
                                                                            -----------      -----------
Total Liabilities                                                           $    41,391      $    53,622
                                                                            ===========      ===========
Commitments and Contingencies (Note 2)

Stockholders' Equity (Deficit)

Preferred stock ($.001 par value, 1,000,000 shares
     authorized, none issued)                                               $        --      $        --
Common stock ($.001 par value, 50,000,000 shares authorized,
     11,280,476 and 10,813,476 issued and outstanding as of
     September 30, 2004 and December  31, 2003, respectively)               $    11,239      $    10,814
Additional paid-in capital                                                  $ 1,692,305      $ 1,669,020
Accumulated deficit                                                         $(1,739,519)     $(1,709,533)
                                                                            -----------      -----------
Total Stockholders' Equity (Deficit)                                        $   (35,975)     $   (29,699)
                                                                            -----------      -----------
Total Liabilities and Stockholders' Equity (Deficit)                        $     5,416      $    23,923
                                                                            ===========      ===========

         The accompanying notes are an integral part of these statements

                           U.S. TELESIS HOLDINGS, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                               2004             2003            2004             2003
Revenues:
Sales                                    $          0      $         0      $          0      $         0
Interest income                          $          0      $         0      $          0      $         6
                                         ----------------------------------------------------------------
                                         ================================================================
Net revenues                             $          0      $         0      $          0      $         6

Expenses:
Professional fees                        $      2,500      $   199,088      $     14,500      $   249,267
                                         ----------------------------------------------------------------
Other general and
administrative expenses                  $      3,127      $    57,255      $     15,486      $    71,316
                                         ================================================================
Total expenses                           $      5,627      $   256,343      $     29,986      $   320,583
Net loss                                      ($5,627)       ($256,343)         ($29,986)        (320,577)

Net loss per common share                      ($0.00)          ($0.04)           ($.003)          ($0.05)
Weighted average number of
basic and diluted                          11,280,476        6,439,328        11,280,476        6,439,328

         The accompanying notes are an integral part of these statements

                           U.S. TELESIS HOLDINGS, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                     NINE MONTHS ENDED
                                                                   2004              2003
Cash flows from operating activities:
Net loss                                                       $($29,986)         $(320,577)
Adjustments to reconcile net loss to cash used by
operating activities
Stock issued for services                                      $      --          $ 151,509
Stock issued for compensation                                  $   6,700          $  57,500
Increase (Decrease) in accrued expenses:                       $ (35,231)         $  37,168
Total adjustments                                              $ 244,677
Net cash used by operating activities                          $ (58,517)         $ (74,400)
Cash flows from financing activities:
Proceeds from exercise of warrants                             $  12,000          $  44,816
Proceeds from exercise of stock option                         $   5,010          $   4,000
Proceeds from issuance of convertible notes payable to         $  23,000          $      --
stockholders
Net cash provided by financing activities                      $  40,010          $  48,816
Net decrease in cash in banks                                  $ (18,507)         $ (25,584)
Cash in banks - beginning of period                            $  23,923          $  54,828
Cash in banks - end of period                                  $   5,416          $  29,244
                                                               =========          =========
Supplemental Disclosure of Cash Flow Information:
Cash Paid During  the Year for:
Interest expense                                               $       0          $       0
Income taxes                                                   $       0          $       0

         The accompanying notes are an integral part of these statements

                           U.S. TELESIS HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


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

                           U.S. TELESIS HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


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

(C) - Net (Loss) Per Basic and Diluted Common Share

Basic earnings per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding warrants. Approximately 0 and 1.1 million outstanding warrants were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2004 and 2003, respectively, because they were anti-dilutive.

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

                           U.S. TELESIS HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


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

NOTE 3  - Concentration of Credit Risk - Cash and Cash Equivalents

The Company maintains its cash balances at financial institutions located in Massachusetts. In the future the balance may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit. The fair market value of these financial instruments approximates cost.

NOTE 4 - Income Taxes

No income taxes were provided since the Company incurred losses from its inception. Due to the uncertainty of future taxable income, no future tax benefits have been recognized. As of September 30, 2004 the Company has net operating loss carry forwards totaling $1,560,000 expiring at various dates through 2017.

NOTE 5 - Industry Segment Information

The Company is presently not operating. Accordingly, segment information is not applicable.

                           U.S. TELESIS HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                   (UNAUDITED)

NOTE 6 - Stockholders' Equity

(A) - Capital Structure

The Company is authorized to issue 51,000,000 shares of $.001 par value stock, of which 50,000,000 shares with a par value of $.001 is designated for Common Shares. The Company's certificate of incorporation authorizes a series of 1,000,000 shares of preferred stock with a par value of $.001 and with such rights, privileges and preferences as the board of directors may determine. Through September 30, 2004 the Company had not issued any shares of preferred stock. By resolution, the Company designated 8,000 shares of Preferred Stock as Series A Redeemable Convertible Preferred Stock with a stated par value of $10 per share and a redemption price of $1,300 per share plus accumulated dividends. The shares of Series A Preferred Stock are also convertible into Common Stock based on a formula depending on stock trading prices. No shares of Series A Redeemable Convertible Preferred Stock are currently issued or outstanding and the Company has made no commitments to issue any such shares.

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

(C) - Stock Options

In February 2004, the Company issued an option to purchase 167,000 shares of common stock to Nicholas Rigopulos in lieu of salary. The options have an exercise price of $0.03. The options were valued at $6,700 and are included in administrative expense in the accompanying statement of operations for the nine months ended September 30, 2004. The options were exercised on March 11, 2004.

                           U.S. TELESIS HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                   (UNAUDITED)

NOTE 7 - Notes Payable to Stockholders

In February 2004, the Company entered into convertible promissory notes with current investors for gross proceeds of $13,000. The notes bear interest at a rate of 6% and mature on September 30, 2004. The notes are convertible into common stock at a rate of $0.03 per share at any time after September 30, 2004. The notes may only be converted at the option of the Company. As of September 30, 2004 there is $520 in accrued interest which is included in accrued expenses in the accompanying balance sheet. In September 2004 the Company amended the notes payable to extend the maturity date to January 31, 2005.

In July 2004, the Company entered into two convertible promissory notes with current investors for gross proceeds of $10,000. The notes bear interest at a rate of 6% and mature on January 31, 2005. The notes are convertible into common stock at a rate of $0.03 per share at any time after January 31, 2005. The notes may only be converted at the option of the Company. As of September 30, 2004 there is $150 in accrued interest which is included in accrued expenses in the accompanying balance sheet.

In October 2004, the Company entered into a convertible promissory note with a current investor for gross proceeds of $5,000. The note bears interest at a rate of 6% and matures on January 31, 2005. The note is convertible into common stock at a rate of $0.03 per share at any time after January 31, 2005. The note may only be converted at the option of the Company.

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

General

U.S. Telesis Holdings, Inc. (the "Company") has not had revenues from operations in each of the last two fiscal years. The sole revenue of the Company during the last two fiscal years was derived exclusively from interest income. Interest income amounted to $0 and $6 during the three months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004, expenses comprised of professional fees totaling $14,500 and other general administrative expenses of $15,485. Expenses for the nine months ended September 30, 2003 were comprised of professional fees totaling $ 249,267 and other general administrative expenses of $ 71,316.

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

The Company is a shell corporation seeking a merger partner. The Company has not conducted any operations for the last four years. Since the Company's business plan is to identify and complete a merger or acquisition with a private entity and the Company currently has no operations and nominal operating expenses, management believes its current cash balance of $1,667 as of November 5, 2004 may not be sufficient to satisfy its cash requirements for the next twelve months. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence depends on a number of factors, including but not limited to, the ability to secure adequate sources of capital and identify and fund a merger or acquisition with a suitable Company. However, there can be no assurance the Company will be able to continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processes, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive office and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal accounting officer the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2004, and based on its evaluation, our principal executive officer and principal accounting officer have concluded that these controls and procedures are effective.


(B) CHANGES IN INTERNAL CONTROLS

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

In July 2004, the Company entered into two convertible promissory notes with current investors for gross proceeds of $10,000. The notes bear interest at a rate of 6% and mature on January 31, 2005. The notes are convertible into common stock at a rate of $0.03 per share at any time after January 31, 2005. The notes may only be converted at the option of the Company. As of

September 30, 2004 there is $150 in accrued interest which is included in accrued expenses in the accompanying balance sheet.

In October 2004, the Company entered into a convertible promissory note with a current investor for gross proceeds of $5,000. The note bears interest at a rate of 6% and matures on January 31, 2005. The note is convertible into common stock at a rate of $0.03 per share at any time after January 31, 2005. The note may only be converted at the option of the Company.

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

                                             U.S. Telesis Holdings, Inc.
                                          --------------------------------------

Date: November 5, 2004                  By:    /s/ Nicholas Rigopulos
                                               ---------------------------------
                                               Name:  Nicholas Rigopulos
                                               Title: Chief Executive/Financial
                                               Officer

                           CERTIFICATIONS AND EXHIBITS


EXHIBIT        DESCRIPTION

   31          Certificate of Chief Executive and Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

   32          Certificate of Chief Executive and Financial Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.