Form 10KSB
period 2004-12-31
US TELESIS HOLDINGS INC
filed 2005-03-31
CIK 1230802

================================================================================

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

           FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         Commission File Number: ______

                           U.S. Telesis Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                    62-0201385
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

   41 Commonwealth Avenue, Boston, MA                             02116
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Registrant's revenues for the year ended December 31, 2004 was $0.


The approximate aggregate market value of common stock held by non-affiliates of the Registrant was $482,968 as of March 31, 2005.

On March 31, 2005, the Registrant had outstanding 11,280,476 shares of voting Common Stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE:  YES. See Item 13

    Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----


PART I.........................................................................1

  Item 1.  Description of Business.............................................1
  Item 2.  Description of Property.............................................4
  Item 3.  Legal Proceedings...................................................4
  Item 4.  Submission of Matters to a Vote of Security Holders.................4


PART II........................................................................5

  Item 5.  Market for Registrant's Common Equity and Other Shareholder
           Matters.............................................................5
  Item 6.  Management's Discussion and Analysis or Plan of Operation...........6
  Item 7.  Financial Statements................................................7
  Item 8.  Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosures..............................................19
  Item 8a. Controls and Procedures ...........................................19


PART III......................................................................20

  Item 9.  Directors and Executive Officers...................................20
  Item 10. Executive Compensation.............................................20
  Item 11. Security Ownership of Certain Beneficial Owners and Management.....21
  Item 12. Certain Relationships and Related Transactions.....................22
  Item 13. Exhibits and Reports on Form 8-K...................................22
  Item 14. Principal Accountant Fees and Services.............................24
               Signatures
               Certifications

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company maintains a mailing address at 41 Commonwealth Ave., Boston, MA 02116, which the Company believes is adequate to meet its needs at this time.

ITEM 3.  LEGAL PROCEEDINGS

There is no pending or threatened litigation or other legal proceedings, material or otherwise, nor any claims or assessments with respect to the Company at the present time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the year ended December 31, 2004.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Currently, there are 11,280,476 shares of common stock, par value $.001, issued and outstanding. The Company's common stock is eligible for trading on the pink sheets.

Currently, there are convertible notes outstanding which upon conversion at a price per share equal to $0.03 would result in the issuance of approximately 1,100,000 shares of the Company's common stock.

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

There are approximately 152 record holders of the Company's common stock. The Company has not declared any cash dividends.

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

The Company currently has no operations. The Company's operating expenses consist of accounting and legal fees as well as non-cash compensation to employees and directors. Management believes its current cash balance of $709 as of March 31, 2005 is insufficient to satisfy its minimum cash requirements for the next twelve months. Management believes that it needs to raise capital through an additional equity financing or through a merger transaction. There can be no assurance that the Company can raise capital in an additional equity financing.

ITEM 7.  FINANCIAL STATEMENTS



                           U.S. TELESIS HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                       FINANCIAL STATEMENTS FOR THE YEARS
                  ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003



                                                                           Page
                                                                           ----


Report of Independent Registered Public Accounting Firm....................8

Balance Sheets as of December 31, 2004 and 2003............................9

Statements of Operations for the Years Ended
    December 31, 2004 and 2003.............................................10

Statements of Changes in Stockholders' Deficit
    for the Years Ended December 31, 2004 and 2003.........................11

Statements of Cash Flows for the Years Ended
    December 31, 2004 and 2003.............................................12

Notes to Financial Statements..............................................13-18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of U.S. Telesis Holdings, Inc.
Boston, Massachusetts

We have audited the accompanying balance sheets of U.S. Telesis Holdings, Inc. as of December 31, 2004 and 2003 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Telesis Holdings, Inc. as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a shell Company with no significant operations, has negative cash flows and has an accumulated deficit. These circumstances raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Vitale, Caturano & Company, Ltd.

Boston, Massachusetts
March 14, 2005

                           U.S. TELESIS HOLDINGS, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003

                                                                         2004              2003
                                                                     ------------     ------------
ASSETS
Cash and cash equivalents                                            $         59     $     23,923
                                                                     ------------     ------------

            Total current assets                                               59           23,923
                                                                     ------------     ------------

            Total Assets                                             $         59     $     23,923
                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accrued expenses                                                  $     12,556     $     53,622

   Convertible Notes Payable to Stockholders                               28,000             --
                                                                     ------------     ------------

            Total current liabilities                                      40,556           53,622
                                                                     ------------     ------------

            Total Liabilities                                              40,556           53,622
                                                                     ------------     ------------

Commitments and Contingencies (Note 2)

Stockholders' Equity (Deficit):
   Preferred stock ($.001 par value, 1,000,000 shares
      authorized, none issued)                                               --               --
   Common stock ($.001 par value, 50,000,000 shares
      authorized, 11,280,476 and 10,813,476 shares issued and
      outstanding at December 31, 2004 and 2003, respectively)             11,281           10,814

Additional paid-in capital                                              1,713,563        1,669,020

Accumulated deficit                                                    (1,765,341)      (1,709,533)
                                                                     ------------     ------------

            Total Stockholders' Equity (Deficit)                          (40,497)         (29,699)
                                                                     ------------     ------------

            Total Liabilities and Stockholders' Equity (Deficit)     $         59     $     23,923
                                                                     ============     ============

   The accompanying notes are an integral part of these financial statements.

                           U.S. TELESIS HOLDINGS, INC.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                     2004              2003
                                                                 ------------      ------------
Revenues:
   Interest income                                               $          0      $          6
                                                                 ------------      ------------
            Total revenues                                                  0                 6
                                                                 ------------      ------------
Expenses:
   Professional fees                                                   16,000           115,290
   Other general and administrative expenses                           39,807           240,740
                                                                 ------------      ------------

            Total expenses                                             55,807           356,030
                                                                 ------------      ------------

Net loss                                                         $    (55,807)     $   (356,024)
                                                                 ============      ============

Net loss per common share                                        $      (0.00)     $      (0.05)
                                                                 ============      ============

Weighted average number of common shares outstanding - basic
   and diluted                                                     11,216,487         7,509,887
                                                                 ============      ============

   The accompanying notes are an integral part of these financial statements.

                           U.S. TELESIS HOLDINGS, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                             Common Stock
                                            .001 Par Value                 Additional                                Total
                                     ------------------------------          Paid-in          Accumulated         Stockholders'
                                       Shares             Amount             Capital            Deficit             Deficit
                                     -----------        -----------        -----------        -----------         -----------
Balances - January 1, 2002             4,921,810        $     4,922        $ 1,392,780        $(1,353,509)        $    44,193

Issuance of options to
  purchase common stock                     --                 --               46,000               --                46,000
Exercise of options to
  purchase common stock                1,000,000              1,000              3,000               --                 4,000
Issuance of common stock               3,500,000              3,500            157,970               --               161,470
Issuance of warrants to
  purchase common stock                     --                 --               15,045               --                15,045
Exercise of common stock
  warrants                             1,391,666              1,392             54,225               --                55,617
Net loss for the year ended
   December 31, 2003                        --                 --                 --             (356,024)           (356,024)
                                     -----------        -----------        -----------        -----------         -----------

Balances -  December 31, 2003         10,813,476        $    10,814        $ 1,669,020        $(1,709,533)        $   (29,699)
                                     -----------        -----------        -----------        -----------         -----------
Issuance of options to
  purchase common stock                     --                 --                6,700               --                 6,700
Exercise of options to
  purchase common stock                  167,000                167              4,843               --                 5,010
Issuance of warrants to
  purchase common stock                     --                 --                3,300               --                 3,300
Exercise of common stock
  warrants                               300,000                300             11,700               --                12,000
Beneficial conversion feature
  on convertible debt                       --                 --               18,000               --                18,000
Net loss for the year ended
   December 31, 2004                        --                 --                 --              (55,807)            (57,807)
                                     -----------        -----------        -----------        -----------         -----------
Balances -  December 31, 2004         11,280,476        $    11,281        $ 1,713,563        $(1,765,341)        $   (40,497)
                                     -----------        -----------        -----------        -----------         -----------

   The accompanying notes are an integral part of these financial statements.

                           U.S. TELESIS HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                            2004               2003
                                                                         ----------         ----------
Cash flows from operating activities:

   Net loss                                                              $  (55,807)        $ (356,024)

   Adjustments to reconcile net loss to cash used in operating activities:

      Non-cash compensation expense                                           6,700             57,500

      Non-cash interest expense                                              22,465             15,045

      Non-cash consulting expense                                              --              149,970

      Change in operating liabilities:

         Increase (decrease) in accrued expenses                            (42,232)            42,987
                                                                         ----------         ----------

               Net cash used in operating activities                        (68,874)           (90,522)
                                                                         ----------         ----------

Cash flows from financing activities:

      Proceeds from issuance of Convertible Notes to Stockholders            28,000               --

      Proceeds from exercise of stock options                                 5,010              4,000

      Proceeds from the exercise of warrants                                 12,000             55,617
                                                                         ----------         ----------

               Net cash provided by financing activities                     45,010             59,617
                                                                         ----------         ----------

Net decrease in cash and cash equivalents                                   (23,864)           (30,905)

Cash and cash equivalents, beginning of period                               23,923             54,828
                                                                         ----------         ----------

Cash and cash equivalents, end of period                                 $       59         $   23,923
                                                                         ==========         ==========

Supplemental Disclosure of Cash Flow Information:

   Cash Paid During the Year for:

         Interest expense                                                $     --           $     --
                                                                         ==========         ==========

         Income taxes                                                    $     --           $     --
                                                                         ==========         ==========

   The accompanying notes are an integral part of these financial statements.

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

(B)      Net Loss per Common Share
         -------------------------

Basic earnings per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of outstanding warrants. Approximately 0 and 1.0 million outstanding warrants were excluded from the calculation of diluted earnings per share for the year ended December 31, 2004 and 2003, respectively, because they were anti-dilutive.

(C)      Income Taxes
         ------------

The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109) which requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities. The Company has deferred tax assets from net operating loss carryforwards. There is a full valuation allowance against the deferred tax asset, as such, there was no benefit from deferred income tax assets recorded for the years ended December 31, 2004 or 2003.

         ------------------------------------------------------

(D)      Accounting for Stock-Based Compensation
         ---------------------------------------

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation,, as amended by SFAS 148, Accounting for Stock-Based Compensation requires the measurement of the fair value of stock options and warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123.

Options granted have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for the year ended December 31, 2004 and 2003 are as follows:

                                             2004             2003
                                             ----             ----

          Risk-free interest rate            0.89%            0.89%

          Expected dividend yield            --               --

          Expected lives                  1 month          1 month

          Expected volatility                 125%             125%

The weighted average fair value of options granted during the years ended December 31, 2004 and 2003 as calculated using the Black-Scholes option pricing model was $.04 and $.05, respectively.

Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, pro forma net loss would not have been materially different from the net loss reported.

(E)      Use of Estimates
         ----------------

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

(F)      Statements of Cash Flows
         ------------------------

For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

         ------------------------------------------------------

(G)      Recent Accounting Pronouncements
         --------------------------------

FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123R) was issued in December, 2004. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123R include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes to the financial statements the pro forma net income if the fair-value-based method been applied. The Company is currently reporting share-based payment transactions with employees in accordance with APB 25 and provides the required disclosures. SFAS 123R will be effective the for the Company in the first interim or annual reporting period that begins after December 15, 2005. The Company currently has no options outstanding, accordingly, the Company anticipates that the adoption of this statement will not have a material impact on the Company's financial condition in the year of adoption.

NOTE 2 - Going Concern
         -------------

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

NOTE 3 - Concentration of Credit Risk - Cash and Cash Equivalents
         --------------------------------------------------------

The Company maintains its cash balances at a financial institution located in Massachusetts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit. The fair market value of this financial instrument approximates cost.

NOTE 4 - Income Taxes
         ------------

No income taxes were provided since the Company incurred losses from its inception. Due to the uncertainty of future taxable income, no future tax benefits have been recognized. At December 31, 2004 and 2003 the Company has net operating loss carry forwards of approximately $1,550,000 and $1,500,000, respectively. The net operating loss carryforwards expire at various dates through 2024. The net operating losses are subject to limitation upon completion of a merger with a new company.

NOTE 5 - Industry Segment Information
         ----------------------------

The Company is presently not operating. Accordingly, segment information is not applicable.

NOTE 6 - Stockholders' Equity (Deficit)
         -----------------------------

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

(B)      Warrants
         --------

On July 28, 2003 three warrant holders, each significant shareholders of the Company, exercised their unit purchase warrants at $0.03 and received 558,333 shares of common stock and an additional warrant to purchase an equivalent number of shares at $0.05. The holders immediately exercised the additional warrant and received 558,333 shares of common stock for a total of 1,116,666 shares. The fair value of the contingent warrants issued was determined to be $1,539 using the Black-Scholes pricing model and the following assumptions; Risk free interest rate, 0.97%; Expected divided yield, 0%; Expected life, 3 months; Expected volatility, 125%. This amount is included in administrative expense in the accompanying statement of operations for the year ended December 31, 2003. In addition one other warrant holder exercised a warrant at $.03 and received 5,000 shares of common stock and an additional warrant to purchase an equivalent number of shares at $0.05. The fair value of the contingent warrants issued was immaterial. Total proceeds of $44,816 were received in connection with the exercises of all the warrants.

In October and November of 2003 several warrant holders exercised their unit purchase warrants at $0.03 and received 135,000 shares of common stock and an additional warrant to purchase an equivalent number of shares at $0.05. The holders immediately exercised the additional warrant and received 135,000 shares of common stock for a total of 270,000 shares. The fair value of the contingent warrants issued was determined to be $13,507 using the Black-Scholes pricing model and the following assumptions; Risk free interest rate, 0.97%; Expected divided yield, 0%; Expected life, 1 month; Expected volatility, 125%. This amount is included in general and administrative expense in the accompanying statement of operations for the year ended December 31, 2003. Total proceeds of $10,800 were received in connection with the exercise of these warrants.

In February 2004, certain investors exercised 150,000 warrants at $0.03 per share. Pursuant to their warrant agreements, the Company issued the investors an equivalent amount of warrants with an exercise price of $0.05. The warrants were valued at $3,300 using the Black-Scholes pricing model and the following assumptions; Risk free interest rate, 0.89%; Expected divided yield, 0%; Expected life, 1 month; Expected volatility, 125%. This amount is included in general and administrative expense in the accompanying statement of operations for the year ended December 31, 2004. The investors immediately exercised the additional 150,000 warrants at $0.05 per share. Total proceeds of $12,000 were received in connection with the exercise of these warrants. The remaining 856,000 warrants outstanding expired on March 12, 2004.

         ------------------------------------------

(C)      Stock Options
         -------------

The Company granted an option to purchase 1,000,000 shares of its Common Stock to Nick Rigopulos in lieu of salary pursuant to a stock option agreement dated as of July 30, 2003. The options vested immediately and had an exercise price of $0.004 per share. The Company recorded $46,000 in connection with the issuance of the options which is included in administrative expense in the accompanying statement of operations for the year ended December 31, 2003.. The value of the option was determined based on a market value of the company's stock of $0.05 per share. Mr. Rigopulos exercised options to purchase all 1,000,000 shares of Common Stock on July 30, 2003 for proceeds of $4,000.

In February 2004, the Company issued an option to purchase 167,000 shares of common stock to Nicholas Rigopulos in lieu of salary. The options vested immediately and had an exercise price of $0.03. The Company recorded $6,700 in connection with the issuance of the options which is included in administrative expense in the accompanying statement of operations for the year ended December 31, 2004. The value of the option was determined based on a market value of the company's stock of $0.07 per share. Mr. Rigopulos exercised options to purchase all 167,000 shares of Common Stock on March 9, 2004 for proceeds of $5,010.

(D)      Shares Issued to Consultants
         ----------------------------

The Company issued 3,000,000 shares of Common Stock for services rendered to consultants pursuant to contracts dated July 28, 2003. The shares were valued at $150,000 based on a market value of the Company's stock of $0.05 per share. This amount is included in general and administrative expense in the accompanying statement of operations for the year ended December 31, 2003. In July 2003, the Company issued 200,000 shares of Common Stock to the secretary/director of the Company as compensation for services rendered. The shares were valued at $10,000, based on a market value of the Company's stock of $0.05 per share, which is included in general and administrative expense in the accompanying statement of operations for the twelve months ended December 31, 2003.

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

NOTE 7 - Convertible Notes Payable to Stockholders
         -----------------------------------------

In February 2004, the Company entered into convertible promissory notes with current investors for gross proceeds of $13,000. The notes bear interest at a rate of 6% and mature on September 30, 2004. The notes are convertible into common stock at a rate of $0.03 per share at any time after September 30, 2004. The notes may only be converted at the option of the Company. As of December 31, 2004 there is $715 in accrued interest which is included in accrued expenses in the accompanying balance sheet. In September 2004 the Company amended the notes payable to extend the maturity date to January 31, 2005. On February 1, 2005 the Company amended the notes payable to extend the maturity date to January 31, 2006.

In July 2004, the Company entered into two convertible promissory notes with current investors for gross proceeds of $10,000. The notes bear interest at a rate of 6% and mature on January 31, 2005. The notes are convertible into common stock at a rate of $0.03 per share at any time after January 31, 2005. The notes may only be converted at the option of the Company. As of December 31, 2004 there is $300 in accrued interest which is included in accrued expenses in the accompanying balance sheet. On February 1, 2005 the Company amended the notes payable to extend the maturity date to January 31, 2006.

In October 2004, the Company entered into a convertible promissory note with a current investor for gross proceeds of $5,000. The note bears interest at a rate of 6% and matures on January 31, 2005. The note is convertible into common stock at a rate of $0.03 per share at any time after January 31, 2005. The note may only be converted at the option of the Company. As of December 31, 2004 there is $150 in accrued interest which is included in accrued expenses in the accompanying balance sheet. On February 1, 2005 the Company amended the notes payable to extend the maturity date to January 31, 2006.

In January 2005, the Company entered into a convertible promissory note with a current investor for gross proceeds of $5,000. The note bears interest at a rate of 6% and matures on July 31, 2005. The note is convertible into common stock at a rate of $0.03 per share at any time after January 31, 2005. The note may only be converted at the option of the Company. On February 1, 2005 the Company amended the notes payable to extend the maturity date to January 31, 2006.

Each of the convertible notes payable discussed above is convertible at a price per share that is less than the fair market value of the stock on the date the note was issued. Therefore, in accordance with Emerging Issues Task Force (EITF) Issue No. 98-5 and EITF Issue No. 00-27, the Company recorded a beneficial conversion feature in the form of an additional discount to the associated notes payable. This discount is amortized as additional interest expense over the life of the note. During 2004, the amortized discount related to the beneficial conversion feature resulted in additional interest expense of $18,000 which is included in general and administrative expense in the accompanying statement of operations for the twelve months ended December 31, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 8A. CONTROLS AND PROCEDURES

Based on the Company's evaluation conducted within 90 days of filing this report, Form 10-KSB, our Chief Executive Officer has concluded that our disclosure controls and procedures (as defined in rule 13a-14c promulgated under the Security Exchange Act of 1934, as amended) are effective and designed to alert them to material financial or other information relating to the Company.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent of the date of our most recent evaluation.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Mr. Nicholas C. Rigopulos, age 46, has been a member of the Board of Directors of the Company since August 1998 and has served as interim Chief Executive Officer of the Company since April 2000. Mr. Rigopulos, from December 2001 to the present, has been a self-employed financial consultant. From August 2000 until December 2001, he was founder and President of Copernicus Systems Inc., a developer of IP enhanced communications infrastructure products. From February 1999 to January 2000, Mr. Rigopulos was a founder and Managing Director of Strategic Capital Partners, LLC, a financial advisory boutique. From November 1997 to January 1999, he was founder and Managing Director of Stamford Capital Partners, LLC, which provided advisory services to emerging technology companies in the areas of business and financial strategy and planning. Between 1989 and 1997, Mr. Rigopulos was Vice President at Salomon Smith Barney, an investment banking firm.

Mr. Jules Benge Prag IV, PhD., age 47, has been a member of the Board of Directors of the Company since August 1998 and has served as Secretary of the Company since April 2000. Mr. Prag, from September 1986 to the present, has been a professor at the Drucker School of Management at Claremont Graduate University. From September 2001 to the present, he has been a professor at Harvey Mudd College. From June 2002 to the present, Mr. Prag has been a consultant/corporate trainer in finance at Southern California Edison.

Currently, the Board of Directors has no separate audit, nominating or compensation committees and acts as such as an entire Board.

ITEM 10.  EXECUTIVE COMPENSATION

The Company issued 300,000 shares of common stock on January 8, 2003 to Nicholas Rigopulos, interim Chief Executive Officer of the Company, in lieu of salary. The Company issued an option to purchase 1,000,000 shares of common stock and 200,000 shares of common stock on July 28, 2003 to Nicholas Rigopulos and Jules Benge Prag, Secretary, respectively, in lieu of salary. The stock and options were valued at $57,500 and charged to compensation expense.

The Company issued an option to purchase 167,000 shares of common stock to Nicholas Rigopulos in lieu of salary. The option was valued at $6,700 and charged to compensation expense.

The Company has paid no salaries to its officers and directors for each of the last three completed fiscal years.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2004, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares of the Company:

--------------------------------------------------------------------------------
                                                    AMOUNT AND
                                                    NATURE OF
                      NAME AND ADDRESS              BENEFICIAL      PERCENT OF
TITLE OF CLASS        OF BENEFICIAL OWNER             OWNER            CLASS
--------------------------------------------------------------------------------
Common Stock          Robert Prag
                      2455 El Amigo Road             1,726,850         15.31%
                      DelMar, CA  92014
--------------------------------------------------------------------------------
                      Paul Mannion
                      4390 River Bottom Drive        1,666,666         14.77%
Common Stock          Norcross, GA 30092
--------------------------------------------------------------------------------
Common Stock          Yale Farrar
                      23679 Calabasas Road #412      2,648,771         23.48%(1)
                      Calabasas, CA 91302
--------------------------------------------------------------------------------

The following table sets forth, as of December 31, 2004, information regarding the beneficial ownership of shares by each of the directors and officers of the Company and by the directors and officers as a group:

--------------------------------------------------------------------------------
                                                    AMOUNT AND
                                                    NATURE OF
                      NAME AND ADDRESS              BENEFICIAL      PERCENT OF
TITLE OF CLASS        OF BENEFICIAL OWNER             OWNER            CLASS
--------------------------------------------------------------------------------
Common Stock          Nicholas Rigopulos
                      41 Commonwealth Avenue         1,573,125         13.95%
                      #4 Boston, MA  02116
--------------------------------------------------------------------------------
                      Jules Benge Prag IV, PhD.
                      220 W. 8th Street                215,000          1.91%
Common Stock          Claremont, CA 91711
--------------------------------------------------------------------------------
                      All Officers and Directors
                      as a Group                     1,778,065         15.86%
--------------------------------------------------------------------------------
___________________________
(1) Share beneficially owned by Yale Farrar include 1,476,850 shares owned by Belle Group, Ltd.

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

In February 2004, the Company issued an option to purchase 167,000 shares of common stock to Nicholas Rigopulos in lieu of salary. The options were valued at $6,700 and will be charged to general and administrative expense during 2004. Additionally, certain investors exercised 150,000 warrants at $0.03 per share. Pursuant to their warrant agreements, the Company issued the investors an additional 150,000 warrants with an exercise price of $0.05 to. The warrants were valued at $3,300 and charged to general and administrative expense. These investors immediately exercised the additional 150,000 warrants at $0.05 per share. The remaining 856,000 warrants outstanding expired on March 12, 2004.

From February, 2004 through January, 2005, the Company entered into Convertible Promissory Note Agreements with four shareholders for gross proceeds of $33,000. The notes are convertible into common stock at a rate of $0.03 per share. The notes bear interest at a rate of 6% and mature on July 31, 2005. The Company recorded $1,165 of interest expense in relation to the notes.

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

(a)       Documents filed as a part of this Form 10-K (continued):

EXHIBIT   DESCRIPTION
-------   -----------

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

  10.3 Consulting Agreement, dated as of July 28, 2003 by and between U.S. Telesis Holdings, Inc., and Robert B. Prag filed as Exhibit 4.04 to the Registration Statement on From S-8 of U.S. Telesis Holdings, Inc. (File No. 108-800) filed on September 15, 2003 and incorporated herein by reference.

  10.4 Consulting Agreement, dated as of July 28, 2003 by and between U.S. Telesis Holdings, Inc., and Yale Farrar filed as Exhibit 4.05 to the Registration Statement on From S-8 of U.S. Telesis Holdings, Inc. (File No. 108-800) filed on September 15, 2003 and incorporated herein by reference.

  10.5 Non-Statutory Stock Option Agreement, dated February 20, 2004, by and between Nicholas Rigopulos and U.S. Telesis Holdings, Inc., filed as
          Exhibit 4.03 to the Registration Statement on From S-8 of U.S. Telesis Holdings, Inc. (File No. 333-115241) filed on May 6, 2004 and incorporated herein by reference.

  16 Letter from BP Audit Group, PLLC with respect to change in accountant dated December 3, 2003 filed as Exhibit 16 to the Form 8-K of U.S. Telesis Holdings, Inc. (File No. 000-50299) filed on December 4, 2003 and incorporated herein by reference.

  31 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K:

          None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Vitale, Caturano, & Company, Ltd. for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were $15,000 and $14,000, respectively.

Audit Related Fees

None

Tax Fees

$2,000

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

Not applicable

Code of Ethics

The board of directors has not adopted a code of ethics as of December 31, 2004. The Company has not adopted a code of ethics because it has not yet commenced operations.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  U.S. Telesis Holdings, Inc.

Date: March 31, 2005                         By:  /s/ Nicholas Rigopulos
                                                  ------------------------------
                                                  Name: Nicholas Rigopulos
                                                  Title: Chief Executive Officer