Form 10QSB
period 2005-03-31
US TELESIS HOLDINGS INC
filed 2005-05-16
CIK 1230802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

( X ) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended     March 31, 2005
                                                 ----------------------

(   )     Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _______________ to __________________

         Commission file number _______________________________________

                           U.S. Telesis Holdings, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                DELAWARE                               62-0201385
------------------------------------------  -----------------------------------
       (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
       Incorporation or Organization)

           1165 Via Vera Cruz
              San Marcos, CA                               92078
       -----------------------------        ------------------------------------
 (Address of Principal Executive Offices)               (Zip Code)

                                 (805) 443-9431
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                   41 Commonwealth Avenue, #4 Boston, MA 02116
--------------------------------------------------------------------------------
                          (Former Name, Former Address
              and Former Fiscal Year, if Changed Since Last Report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

Yes __X__ No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                    Class                        Outstanding at May 12, 2005
                    ------                       ---------------------------
   Common Stock, $.001 par value per share                47,736,900
   Series A Preferred Stock                                  733,778

Transitional Small Business Disclosure Format (check one):

Yes _____ No __X__

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  Financial Information ................................................i

Item 1.  Financial Statements

    Balance Sheets - March 31, 2005 (unaudited) and December 31, 2004 .........1
    Statements of Operations
          For the Three Months Ended March 31, 2005 and 2004 (unaudited).......2
    Statements of Cash Flows
          For the Three Months Ended March 31, 2005 and 2004 (unaudited).......4
    Notes to the Financial Statements
          For the Three Months Ended March 31, 2005 and 2005 ...............4-10

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................11-12

Item 3.  Controls and Procedures..............................................13

PART II.......................................................................14

Item 1.  Legal Proceedings....................................................14
Item 2.  Changes in Securities and Use of Proceeds............................14
Item 3.  Defaults Upon Senior Securities......................................15
Item 4.  Submission of Matters to a Vote of Security Holders..................15
Item 5.  Other Information....................................................15
Item 6.  Exhibits and Reports on Form 8-K.....................................15

SIGNATURES....................................................................16

CERTIFICATIONS AND EXHIBITS...................................................17

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           U.S. TELESIS HOLDINGS, INC.
                                 BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004

                                                                  MARCH 31,       DECEMBER 31,
                                                                    2005              2004
                                                                    ----              ----
                                                                 (Unaudited)

CURRENT ASSETS
Cash in banks                                                    $       801      $        59
                                                                 -----------      -----------
Total current assets                                             $       801      $        59
                                                                 -----------      -----------
Total Assets                                                     $       801      $        59
                                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued professional fees                                             20,980           12,556
Convertible Notes Payable to Stockholders                             33,000           28,000
                                                                 -----------      -----------
Total Current Liabilities                                        $    53,980      $    40,556
                                                                 -----------      -----------
Commitments and Contingencies (Note 2)
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock ($.001 par value, 1,000,000 shares
     authorized, none issued)                                    $        --      $        --
Common stock ($.001 par value, 50,000,000 shares authorized,
     11,280,476 shares issued and outstanding                         11,281           11,281
Additional paid-in capital                                         1,718,563        1,713,563
Accumulated deficit                                               (1,783,023)      (1,765,341)
                                                                 -----------      -----------
Total Stockholders' Equity (Deficit)                             $   (53,179)     $   (40,497)
                                                                 -----------      -----------
Total Liabilities and Stockholders' Equity (Deficit)             $       801      $        59
                                                                 ===========      ===========

         The accompanying notes are an integral part of these statements

                           U.S. TELESIS HOLDINGS, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                            THREE MONTHS ENDED
                                                          2005              2004
Revenues:
Sales                                                 $          0      $          0
Interest income                                                  0                 0
                                                      ------------      ------------

Net revenues                                          $          0      $          0
                                                      ------------      ------------

Expenses:
Professional fees                                     $     10,415      $     16,000
Other general and administrative expenses                    7,267            39,807
                                                      ------------      ------------
Total expenses                                        $     17,682      $     55,807
                                                      ------------      ------------
Net loss                                              $    (17,682)     $    (55,807)
                                                      ============      ============

Net loss per common share                             $      (0.00)     $      (0.01)
Weighted average number of basic and diluted            11,280,476        11,216,487

         The accompanying notes are an integral part of these statements

                           U.S. TELESIS HOLDINGS, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                          THREE MONTHS ENDED
                                                         2005            2004
Cash flows from operating activities:
Net loss                                              $  (17,682)    $  (55,807)
Adjustments to reconcile net loss to cash
   used by operating activities
Stock issued for compensation                                 --          6,700
Non-cash interest expense                                  5,424         22,465
Increase (Decrease) in accrued expenses:                   8,000        (42,232)
                                                      ----------     ----------
Total adjustments                                     $   13,424     $  (13,067)
                                                      ----------     ----------
Net cash used by operating activities                 $   (4,258)    $  (68,874)
                                                      ----------     ----------
Cash flows from financing activities:
Proceeds from exercise of warrants                            --         12,000
Proceeds from exercise of stock option                                    5,010
Proceeds from issuance of convertible notes
  payable to stockholders                                  5,000         28,000
                                                      ----------     ----------
Net cash provided by financing activities             $    5,000     $   45,010
                                                      ----------     ----------
Net decrease in cash in banks                         $      742     $  (23,864)
Cash in banks - beginning of period                   $       59     $   23,923
                                                      ----------     ----------
Cash in banks - end of period                         $      801     $       59
                                                      ==========     ==========
Supplemental Disclosure of Cash Flow Information:
Cash Paid During  the Period for:
Interest expense                                      $        0     $        0
Income taxes                                          $        0     $        0

         The accompanying notes are an integral part of these statements

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) - UNAUDITED INTERIM FINANCIAL INFORMATION

The unaudited financial statements included herein have been prepared on behalf of the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The Company believes, however, its disclosures herein, when read in conjunction with the Company's audited financial statements for the year ended December 31, 2004 as filed in Form 10K-SB, are adequate to make the information presented not misleading. The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in the Company's 10K-SB. The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

The Company's plan has been to identify and complete a merger or acquisition primarily in consideration of the issuance of shares of the Company's capital stock with a private entity whose business presents an opportunity for the Company's stockholders. Consistent with that plan, effective May 4, 2005, the Company acquired 100% of the outstanding stock of Catcher, Inc., a Delaware corporation ("Catcher") through a series of stock purchases with the shareholders of Catcher (the "Acquisition"), pursuant to which Catcher became a wholly-owned subsidiary of the Company. In connection with the Acquisition, the Company acquired (i) all of the issued and outstanding shares of common stock of Catcher in exchange for an aggregate of 34,911,900 shares of authorized, theretofore unissued shares of common stock, $.001 par value, of the Company (the "Common Stock"), (ii) all of the issued and outstanding Series A Preferred Stock of Catcher in exchange for 733,778 shares of authorized, theretofore unissued shares of Series A Preferred Stock, $.001 par value, of the Company (the "Series A Preferred Stock") (the terms of which Series A Preferred Stock were designated by the Board of Directors by an

Amended and Restated Certificate of Designation filed by the Company with the Delaware Secretary of State on May 3, 2005 and which Series A Preferred Stock shall have the right to vote on an as-converted basis for 42,265,613 shares of Common Stock until the effectiveness of the reverse stock split described in
Note 8 of this 10Q). In addition, the Company assumed Catcher's obligations under its issued and outstanding warrants to purchase Catcher's common stock to issue an aggregate of 32,402,600 shares of Common Stock to the warrant holders. Under a Registration Rights Agreement, the Company is required to register these shares within 180 days of the date of the Acquisition.

Catcher is a developmental stage company which has designed a portable, ruggedized wireless, hand-held GPS-based command control device as a result of years of research and development efforts. Utilizing proprietary operating software, the CATCHER(TM) device offers critical real-time wireless communications for security and operations personnel through the convergence of voice, video, data and biometric capabilities to enhance public safety and security for both private and government facilities. Currently, the device is in the final development stage with the first beta tests of the units to begin in the fourth quarter of 2005.


(C) - NET (LOSS) PER BASIC AND DILUTED COMMON SHARE

Basic earnings per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of common shares plus the dilutive effect of outstanding warrants. Approximately 1.1 million and 0 outstanding shares to be issued upon conversion of notes payable were excluded from the calculation of diluted earnings per share for three months ended March 31, 2005 and 2004, respectively, because they were anti-dilutive.

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

NOTE 2  - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Subsequent to the acquisition of Catcher, Inc., the Company will continue to develop the technology acquired until it is ready for sale. The Company's ability to continue as a going concern depends on a number of factors, including but not limited to, the ability to get its product to market and the ability to raise additional capital if required. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to continue to seek the additional financing it needs to fund its operations. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

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

NOTE 4 - INCOME TAXES

No income taxes were provided since the Company incurred losses from its inception. Due to the uncertainty of future taxable income, no future tax benefits have been recognized. As of March 31, 2005 the Company has net operating loss carry forwards totaling $1,400,000 expiring at various dates through 2019.

NOTE 5 - INDUSTRY SEGMENT INFORMATION

As of March 31, 2005, the Company did not conduct any operations. Accordingly, segment information is not applicable.

NOTE 6 - STOCKHOLDERS' EQUITY

(A) - CAPITAL STRUCTURE

The Company is authorized to issue 51,000,000 shares of $.001 par value stock, of which 50,000,000 shares with a par value of $.001 is designated for common shares. The Company's certificate of incorporation authorizes a series of 1,000,000 shares of preferred stock with a par value of $.001 and with such rights, privileges and preferences as the board of directors may determine. The Company has not issued any shares of preferred stock as of March 31, 2005.

By resolution, the Company separately designated 8,000 of these shares as Series A Redeemable Convertible Preferred Stock with a stated value of $1,000 per share. The redemption price is $1,300 per share plus accumulated dividends. The shares are also convertible into common stock calculated on a formula based on the trading prices of the common stock. None of these shares were ever issued by the Company. By resolution filed with the Delaware Secretary of State on May 3, 2005, the Company amended and restated its designation to designate 800,000 shares of Series A Preferred Stock, $.001 par value. The holders of the Series A Preferred Stock have the right to designate a member of the Board of Directors of the Company. The Series A Preferred Stock is convertible into 57.6 shares of the Company's common stock and, except for a single share of Series A Preferred Stock, shall automatically convert upon the reverse stock split described in
Note 8.

(B) - WARRANTS

On July 28, 2003 three warrant holders, each significant shareholders of the Company, exercised their unit purchase warrants at $0.03 and received 558,333 shares of common stock and an additional warrant to purchase an equivalent number of shares at $0.05. The holders immediately exercised the additional warrant and received 558,333 shares of common stock for a total of 1,116,666 shares. The fair value of the contingent warrants issued was determined to be $1,539 using the Black-Scholes pricing model and the following assumptions: risk free interest rate, 0.97%; expected divided yield, 0%; expected life, 3 months; and expected volatility, 125%. This amount is included in administrative expense in the accompanying statement of operations for the year ended December 31, 2004. In addition one other warrant holder exercised a warrant at $.03 and received 5,000 shares of common stock and an additional warrant to purchase an equivalent number of shares at $0.05. The fair value of the contingent warrants issued was immaterial. Total proceeds of $44,816 were received in connection with the exercises of all the warrants.

In October and November of 2003 several warrant holders exercised their unit purchase warrants at $0.03 and received 135,000 shares of common stock and an additional warrant to purchase an equivalent number of shares at $0.05. The holders immediately exercised the additional warrant and received 135,000 shares of common stock for a total of 270,000 shares. The fair value of the contingent warrants issued was determined to be $13,507 using the Black-Scholes pricing model and the following assumptions: Risk free interest rate, 0.97%; expected divided yield, 0%; expected life, 1 month; and expected volatility, 125%. This amount is included in general and administrative expense in the accompanying statement of operations for the year ended December 31, 2003. Total proceeds of $10,800 were received in connection with the exercise of these warrants.

In February 2004, certain investors exercised 150,000 warrants at $0.03 per share. Pursuant to their warrant agreements, the Company issued the investors an equivalent amount of warrants with an exercise price of $0.05. The warrants were valued at $3,300 using the Black-Scholes pricing model and the following assumptions: risk free interest rate, 0.89%; expected divided yield, 0%; expected life, 1 month; and expected volatility, 125%. This amount is included in general and administrative expense in the accompanying statement of operations for the year ended December 31, 2004. The investors immediately exercised the additional 150,000 warrants at $0.05 per share. Total proceeds of $12,000 were received in connection with the exercise of these warrants. The remaining 856,000 warrants outstanding expired on March 12, 2004.

In May 2005 in connection with the Acquisition, the Company assumed Catcher's obligations under Catcher's issued and outstanding warrants to purchase Catcher's common stock to issue an aggregate of 32,402,600 shares of Common Stock of the Company to the warrant holders, subject to adjustment pursuant to the reverse stock split described in Note 8.

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

NOTE 7 - NOTES PAYABLE TO STOCKHOLDERS

In February 2004, the Company entered into convertible promissory notes with current investors for gross proceeds of $13,000. The notes bear interest at a rate of 6% and mature on September 30, 2004. The notes are convertible into common stock at a rate of $0.03 per share at any time after September 30, 2004. The notes may only be converted at the option of the Company. As of March 31, 2005 there is $910 in accrued interest which is included in accrued expenses in the accompanying balance sheet. In September 2004, the Company amended the notes payable to extend the maturity date to January 31, 2005. On February 1, 2005, the Company amended the notes payable to extend the maturity date to January 31, 2006.

In July 2004, the Company entered into two convertible promissory notes with current investors for gross proceeds of $10,000. The notes bear interest at a rate of 6% and mature on January 31, 2005. The notes are convertible into common stock at a rate of $0.03 per share at any time after January 31, 2005. The notes may only be converted at the option of the Company. As of March 31, 2005 there is $450 in accrued interest which is included in accrued expenses in the accompanying balance sheet. On February 1, 2005, the Company amended the notes payable to extend the maturity date to January 31, 2006.

In October 2004, the Company entered into a convertible promissory note with a current investor for gross proceeds of $5,000. The note bears interest at a rate of 6% and matures on January 31, 2005. The note is convertible into common stock at a rate of $0.03 per share at any time after January 31, 2005. The note may only be converted at the option of the Company. As of March 31, 2005 there is $225 in accrued interest which is included in accrued expenses in the accompanying balance sheet. On February 1, 2005, the Company amended the notes payable to extend the maturity date to January 31, 2006.

In January 2005, the Company entered into a convertible promissory note with a current investor for gross proceeds of $5,000. The note bears interest at a rate of 6% and matures on July 31, 2005. The note is convertible into common stock at a rate of $0.03 per share at any time after January 31, 2005. The note may only be converted at the option of the Company. As of March 31, 2005 there is $53 in accrued interest which is included in accrued expenses in the accompanying balance sheet. On February 1, 2005, the Company amended the notes payable to extend the maturity date to January 31, 2006.

In April 2005, the Company entered into a convertible promissory note with a current investor for gross proceeds of $36,000. The note bears interest at a rate of 1% and matures on January 31, 2006. The note is convertible into common stock at a rate of $0.10 per share at any time after August 31, 2005. The note may only be converted at the option of the Company.

In May 2005, the Company entered into a convertible promissory note with a current investor in exchange for payment of $2,975 of expenses. The note bears interest at a rate of 6% and matures on January 31, 2006. The note is convertible into common stock at a rate of $0.10 per share at any time after August 31, 2005. The note may only be converted at the option of the Company.

In connection with the acquisition described in Note 1, each convertible promissory note described above plus the related accrued interest was converted into common stock resulting in the issuance of an aggregate of 1,544,524 shares of common stock.

Each of the convertible notes payable discussed above was convertible at a price per share which was less than the fair market value of the stock on the date the note was issued. Therefore, in accordance with Emerging Issues Task Force (EITF) Issue No. 98-5 and EITF Issue No. 00-27, the Company recorded a beneficial conversion feature in the form of an additional discount to the associated notes payable. This discount was amortized as additional interest expense over the life of the note. The amortized aggregate discount related to the beneficial conversion feature resulted in additional interest expense of $5,000 which is included in general and administrative expense in the accompanying statement of operations for the three months ended March 31, 2005.

NOTE 8 - SUBSEQUENT EVENTS

On May 4, 2005, the Company completed the acquisition of 100% of the issued and outstanding common and preferred shares of Catcher, Inc., a Delaware corporation ("Catcher"). Immediately prior to the acquisition of Catcher, Catcher completed a private placement to accredited investors which generated cash proceeds in the amount of $4,500,721.

Under the terms of the transaction, the Company issued 34,911,900 shares of its common stock and 733,778 shares of its Series "A" preferred stock which, upon certain conditions being met, shall convert into an aggregate of 42,265,613 shares of the Company's common stock, except for one share of Series "A" preferred stock which will be held by Ira Tabankin, a director of the Company. In addition, the Company assumed Catcher's obligations under its issued and outstanding warrants to purchase Catcher's common stock to issue an aggregate of 32,402,600 shares of Common Stock to the warrant holders. The Company is currently evaluating the accounting for the acquisition.

In addition, a majority of the Company's shareholders have approved an amendment to the Company's certificate of incorporation to change the Company's name to Catcher Holdings, Inc. and effectuate a 1 for 7.2 reverse split, to be effective upon the satisfaction of applicable regulatory requirements. The Company anticipates that this will be completed in the near term.

Immediately following the Acquisition, Jules Benge Prag IV resigned as a director and secretary of the Company and Nicolas Rigopulos resigned as President and Chief Executive Officer. The Board of Directors of the Company appointed Ira Tabankin as a director to fill the vacancy created by Mr. Prag's resignation and Charles Sander as Chief Executive Officer of the Company. In addition, immediately following the Acquisition, by written consent of a majority of the shareholders, the number of members of the Board of Directors was set at five, Ira Tabankin, Charles Sander and Cathal Flynn were elected as directors with an additional two directors to be appointed by the then existing directors to be effective upon the satisfaction of regulatory requirements. The names of elected officers will announced publicly upon the determination thereof.

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

We are also subject to other risks detailed from time to time in our Securities and Exchange Commission filings. Any one or more of these uncertainties, risks and other influences could materially and adversely affect our results of operations and may affect whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

GENERAL

U.S. Telesis Holdings, Inc. (the "Company") has not had revenues from operations in each of the last two fiscal years. The sole revenue of the Company during the last two fiscal years was derived exclusively from interest income. There was no interest income recorded during the three months ended March 31, 2005 and 2004. During the three months ended March 31, 2005, expenses comprised of professional fees totaling $10,415 and other general administrative expenses of $7,267.

On May 4, 2005, the Company acquired 100% of the outstanding stock of Catcher, Inc., a Delaware corporation ("Catcher") through a series of stock purchases with the shareholders of Catcher (the "Acquisition"), pursuant to which Catcher became a wholly-owned subsidiary of the Company. In connection with the Acquisition, the Company acquired (i) all of the issued and outstanding shares of common stock of Catcher in exchange for an aggregate of 34,911,900 shares of authorized, but theretofore unissued, shares of common stock, $.001 par value, of the Company (the "Common Stock"), (ii) all of the issued and outstanding Series A Preferred Stock of Catcher in exchange for 733,778 shares of authorized, but theretofore unissued, Series A Preferred Stock, $.001 par value, of the Company (the "Series A Preferred Stock") (the terms of which Series A Preferred Stock were designated by the Board of Directors by an Amended and Restated Certificate of Designation filed by the Company with the Delaware Secretary of State on May 3, 2005 and which Series A Preferred Stock shall have the right to vote on an as-converted basis for 42,265,613 shares of Common Stock until the effectiveness of the reverse stock split described in Note 7, Subsequent Events). In addition, the Company assumed Catcher's obligations under its issued and outstanding warrants to purchase Catcher's common stock to issue an aggregate of 32,402,600 shares of Common Stock to the warrant holders. Under a Registration Rights Agreement, the Company is required to register these shares within 180 days of the date of the Acquisition.

Immediately prior to the acquisition of Catcher, Catcher completed a private placement of Units consisting of common stock and warrants of Catcher to accredited investors which generated cash proceeds in the amount of $4,500,721.

Catcher is a developmental stage company which has designed a portable, ruggedized wireless, hand-held GPS-based command control device through multiple years of years of research and development efforts. Utilizing proprietary operating software, the CATCHER offers critical real-time wireless communications for security and operations personnel through the convergence of voice, video, data and biometric capabilities to enhance public safety and security for both private and government facilities. Currently, the device is in the final development stage with the first beta tests of the units to begin in the fourth quarter of 2005.

Prior to the acquisition described above, the Company was a shell corporation seeking a merger partner. The Company's ongoing business plan is to develop and market the CATCHER(TM) device. The CATCHER(TM) device is initially targeted to sell into the transportation security industry. The total proceeds to Catcher from its private offering immediately prior to the Acquisition was $4,500,721. Of that amount, approximately $800,000 has been consumed to continue to develop the initial CATCHER(TM) working samples and approximately $765,000 has been consumed to retire certain liabilities of Catcher assumed from LCM Technologies, Inc. (from which certain assets relating to Catcher's business were purchased), legal fees incurred in connection with the Acquisition and the private offering and other working capital requirements. The cash balance of Catcher as of May 10, 2005 is $2,936,000. These remaining funds are anticipated to be used for the completion of product development, salaries, and other working capital needs. The available cash resources are not sufficient alone to fund the Company's cash requirements through the end of the calendar year, and therefore additional funding sources are required from product sales and proceeds from exercise of warrants in the Company. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether.

ITEM 3.  CONTROLS AND PROCEDURES.

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive and Financial Officer concluded that effective March 31, 2005 the Company's disclosure controls and procedures were designed to ensure that material information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and effective in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

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

In April 2005, the Company entered into a convertible promissory note with a current investor for gross proceeds of $36,000. The note bears interest at a rate of 1% and matures on January 31, 2006. The note is convertible into common stock at a rate of $0.10 per share at any time after August 31, 2005. The note may only be converted at the option of the Company.
In May 2005, the Company entered into a convertible promissory note with a current investor in exchange for payment of $2,975 of expenses. The note bears interest at a rate of 6% and matures on January 31, 2006. The note is convertible into common stock at a rate of $0.10 per share at any time after August 31, 2005. The note may only be converted at the option of the Company.

In connection with the acquisition described in Note 1, each convertible promissory note described above plus the related accrued interest was converted into common stock resulting in the issuance of 1,544,524 shares of common stock.

The proceeds from each of the transactions above were used to pay professional fees while the Company continued to search for a suitable acquisition or merger candidate.

In accordance with the terms of the Acquisition, the Company issued 34,911,900 shares of its common stock and 733,778 shares of its Series "A" preferred stock in an offering exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

*31.1 Certificate of Chief Executive/Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 Certificate of Chief Executive/Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------

*  Filed herewith.

(b) Reports on Form 8-K

No Reports on Form 8-K were filed during the three months ended March 31, 2005 and for the period from March 31, 2005 to the date of this filing except that:

     1. a Report on Form 8-K was filed on April 25, 2005 containing responses to Items 8.01 and 9.01

     2. a Report on Form 8-K was filed on May 9, 2005 containing responses to Items 8.01 and 9.01

     3. a Report on Form 8-K was filed on May 10, 2005 containing responses to Items 2.01, 3.02, 5.01, 5.02 and 5.03

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              U.S. Telesis Holdings, Inc.
                                        ----------------------------------------

Date: May 16, 2005                 By:  /s/ Nicolas Rigopulos
                                        ----------------------------------------
                                        Name:  Nicolas Rigopulos
                                        Title: Chief Executive/Financial Officer

                           CERTIFICATIONS AND EXHIBITS


EXHIBIT     DESCRIPTION
-------     -----------

   31.1 Certificate of Chief Executive/Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



   32.1 Certificate of Chief Executive/Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.