Form 10QSB
period 2005-06-30
CATCHER HOLDINGS INC
filed 2005-08-12
CIK 1230802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

( X ) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005
                                                ---------------

(   )  Transition report under Section 13 or 15(d) of the Exchange Act

                  For the transition period from ____________ to _______________

                  Commission file number _______________________________________

                             Catcher Holdings, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                       62-0201385
-------------------------------              -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

  39526 Charlestown Pike                          Hamilton, VA 20158-3322
-------------------------------              -----------------------------------
(Address of Principal Executive                         (Zip Code)
          Offices)

                                 (540) 882-3087
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                           U.S. Telesis Holdings, Inc.
                               1165 Via Vera Cruz
                              San Marcos, CA 92078
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

                                                              Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                                 Outstanding at August 8, 2005
          ------                                -----------------------------
Common Stock, $.001 par value per share                   12,500,382

Series A Preferred Stock                                      1

Transitional Small Business Disclosure Format (check one):    Yes [   ] No [ X ]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  Financial Information ................................................1

      Item 1.  Consolidated Financial Statements

               Consolidated Statements of Operations for the three
                months and six months ended June 30, 2005 and 2004
                and Inception to Date (Unaudited) .............................1
               Consolidated Balance Sheets as of June 30, 2005
                 (Unaudited) and December 31, 2004.............................2
               Consolidated Statements of Cash Flows for the
                six months ended June 30, 2005 and 2004 and
                Inception to Date (Unaudited) .................................3
               Consolidated Statements of Stockholders' Deficit
                for the six months ended June 30, 2005.........................4
                Notes to Consolidated Financial Statements ..................5-9
      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................10 - 16
      Item 3.  Controls and Procedures........................................16

PART II.......................................................................17
      Item 2.  Unregistered Sales of Equity Securities and
               Use of Proceeds................................................17
      Item 4.  Submission of Matters to a Vote of Security Holders............17
      Item 6.  Exhibits.......................................................19

SIGNATURES....................................................................22

CERTIFICATIONS AND EXHIBITS...................................................23

PART I. FINANCIAL INFORMATION

ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

                             CATCHER HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED        INCEPTION TO
                                                     2005           2004           2005           2004           DATE
                                                 -----------    -----------    -----------    -----------    -----------
Net revenue                                      $        --    $        --    $        --    $        --    $        --
Cost of product sales                                     --             --             --             --             --
Cost of services                                          --             --             --             --             --
Research and development expenses                  2,946,872        235,335      2,972,637        247,878      3,620,110
Selling, general and
  administrative expenses                          3,783,580         74,363      3,838,622         76,949      3,939,515
                                                 -----------    -----------    -----------    -----------    -----------

      OPERATING LOSS                              (6,730,452)      (309,698)    (6,811,259)      (324,827)    (7,559,625)
Interest income (expense)                              6,598             --          6,598             --          6,598
Other (expense) income, net                               --             --             --             --             --
                                                 -----------    -----------    -----------    -----------    -----------

      LOSS FROM OPERATIONS BEFORE INCOME TAXES    (6,723,854)      (309,698)    (6,804,661)      (324,827)    (7,553,027)
Income taxes                                              --             --           (800)            --           (800)
                                                 -----------    -----------    -----------    -----------    -----------

      NET LOSS                                   $(6,723,854)   $  (309,698)   $(6,805,461)   $  (324,827)   $(7,553,827)
                                                 -----------    -----------    -----------    -----------    -----------

LOSS PER SHARE:

   Basic & Diluted                               $     (0.54)   $  (309,068)   $        --    $  (324,827)   $        --
                                                 -----------    -----------    -----------    -----------    -----------

Weighted-average number of shares
outstanding - Basic and Diluted: (Note 5)          4,603,706             --      4,603,706             --        928,818


                 See Notes to Consolidated Financial Statements.

                             CATCHER HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,
                                               JUNE 30, 2005       2005
                                                (UNAUDITED)        2004
                                                -----------    -----------

ASSETS
Current Assets:
    Cash and cash equivalents                   $ 2,397,005    $       364
    Prepaid expenses and other
       current assets                                48,994
                                                -----------    -----------
       Total current assets                       2,445,999            364
Property, plant and equipment, net                    3,659
                                                -----------    -----------
       TOTAL ASSETS                             $ 2,449,658    $       364
                                                -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                145,037        718,730
    Notes Payable                                        --         30,000
    Accrued and other current liabilities            13,480             --
                                                -----------    -----------
       Total current liabilities                    158,517        748,730
                                                -----------    -----------
       TOTAL LIABILITIES                            158,517        748,730

Shareholders' Equity:
    Common shares, $0.001 value,
       50,000,000 shares authorized;
       12,500,369 and 46,640 shares
       outstanding, respectively                     12,500             47
    Preferred shares, $0.001 par value,
       1 million shares authorized;
       1 and 0 shares outstanding,
       respectively                                      --             --
    Additional paid in capital                    9,832,468            (47)
    Accumulated deficit                          (7,553,827)      (748,366)
                                                -----------    -----------
       TOTAL SHAREHOLDERS' EQUITY                 2,291,141       (748,366)
                                                -----------    -----------
       TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                  $ 2,449,658    $       364
                                                -----------    -----------


                 See Notes to Consolidated Financial Statements.

                             CATCHER HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                       --------------------------   INCEPTION TO
                                                          2005           2004           DATE
                                                       -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                               $(6,805,461)   $  (324,827)   $(7,553,827)
Adjustments to reconcile net cash provided
   by operating activities:
   Non-cash stock-based compensation expense             5,551,707             --      5,551,707
   Changes in assets and liabilities, net of
      the effects of acquisitions and divestitures:
      Accounts payable                                    (573,692)       325,178        145,038
      Accrued and other liabilities                         13,480             --         13,480
      Other                                                (48,994)            --        (48,994)
                                                       -----------    -----------    -----------

            Net cash provided by operating activities   (1,862,960)           351     (1,892,596)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures, net                                   (3,659)            --         (3,659)
                                                       -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance (Repayment) of short-term debt                    (30,000)            --             --
Proceeds from issuance of common stock                   4,293,260             --      4,293,260
                                                       -----------    -----------    -----------

            Net cash provided by financing activities    4,263,260             --      4,263,260
                                                       -----------    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                2,396,641            351      2,397,005
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               364             --             --
                                                       -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 2,397,005    $       351    $ 2,397,005
                                                       -----------    -----------    -----------


                 See Notes to Consolidated Financial Statements.

                             CATCHER HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                      FROM INCEPTION THROUGH JUNE 30, 2005

                                                               PREFERRED      COMMON
                                    NUMBER OF      NUMBER OF    SHARES        SHARES      ADDITIONAL
                                    PREFERRED       COMMON    $0.001 PAR    $0.001 PAR     PAID IN        DEFICIT
                                     SHARES         SHARES      VALUE         VALUE        CAPITAL      ACCUMULATED    TOTAL
                                   ----------   -----------  -----------   -----------   -----------   -----------   -----------
BALANCE AT INCEPTION                       --            --           --     $      --     $      --    $       --   $        --
Issuance of common stock
  at $0.001 per share on
  December 31, 2004                        --        46,640           --            47           (47)           --            --
Issuance of Convertible
  preferred stock at $0.001
  per share on April 21, 2005         733,778            --          734            --     5,223,765            --     5,224,499
Issuance of common stock at
  $0.001 per share on
  April 21, 2005                           --       301,875                        302       309,877            --       310,179
Issuance of common stock to
  private investors at $0.001
  per share on May 4, 2005                 --     4,500,386           --         4,500     4,288,743            --     4,293.243
Issuance of common stock
  U.S. Telesis Holdings, Inc.
  shareholders at $0.001
  per share on May 4, 2005                 --     1,781,252           --         1,781        (1,764)           --            17
Conversion of Convertible
  preferred stock at $0.001
  per share into $0.001
  common stock per share on
  June 23, 2005                      (733,777)    5,870,216         (734)        5,870        (5,136)           --            --
Issuance of warrants to consultants        --            --           --            --        17,030            --        17,030
 Net loss                                  --            --           --            --            --    (7,553,827)   (7,553,827)
                                   ----------   -----------  -----------   -----------   -----------   -----------   -----------
BALANCE AT JUNE 30, 2005                    1    12,500,369   $       --    $   12,500    $9,832,468   $(7,553,827)  $ 2,291,141
                                   ----------   -----------  -----------   -----------   -----------   -----------   -----------


                 See Notes to Consolidated Financial Statements.

                     CATCHER HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements have been prepared by Catcher Holdings, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2004 as filed on Form 8-K/A with the SEC on July 15, 2005. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.


(2) NATURE OF BUSINESS

            U.S. Telesis Holdings, Inc. ("UST") was originally organized to provide diverse telecommunications products and services to the small and medium business community in the southeastern United States and to develop a niche market strategy of reselling long distance services to the electrical cooperative community. As a result of the dramatic decline in the telecommunications industry, UST abandoned the business objective to provide such telecommunications products and services, and instead intended to identify and complete a merger or acquisition primarily in consideration of the issuance of shares of the UST's capital stock with a private entity whose business presents an opportunity for the UST's stockholders.

            On May 4, 2005, the Company acquired 100% of the outstanding stock of Catcher, Inc. ("Catcher") in exchange for 4,848,875 shares of the Company's common stock and 733,778 shares of its Series "A" preferred stock which are convertible into 5,872,224 shares of the Company's common stock (the "Acquisition"). On June 24, 2005, all but one share of the Series "A" preferred stock issued and outstanding Series A Preferred Stock was automatically converted to common stock simultaneously with the effectiveness of the filing of an amended and restated certificate of incorporation changing it's name to Catcher Holdings, Inc. and providing for a 1 for 7.2 reverse stock split in respect of our issued and outstanding Common Stock. In addition, the Company assumed Catcher Inc.'s obligations under its issued and outstanding warrants to purchase an aggregate of 4,500,386 shares of Common Stock.

            The Acquisition has been accounted for as a reverse merger of Catcher into a shell company. Therefore, the equity of Catcher has been adjusted to reflect a recapitalization of the stock and the equity of UST has been adjusted to reflect a financing transaction with the proceeds equal to the net asset value of UST immediately prior to the Acquisition. The historical financial statements of Catcher have become the historical financial statements of the Company. Immediately prior to the Acquisition, Catcher closed an asset purchase with LCM Technologies, Inc. ("LCM") (See Note 5) in which Catcher acquired substantially all of the assets and certain liabilities of LCM. This transaction was accounted for as a reverse merger with the historical financial statements of the acquired business becoming the historical financial statements of Catcher.

            The Company's shareholders have approved an amendment to the Company's certificate of incorporation to change the Company's name to Catcher Holdings, Inc. and effectuate a 1 for 7.2 reverse split, which was effective on June 23, 2005. All share and per share data included in these statements and notes thereto have been adjusted to reflect the reverse split.

            The Company is a developmental stage company which has designed a portable, ruggedized wireless, hand-held GPS-based command control device through multiple years of research and development effort. Utilizing proprietary operating software, the CATCHER(TM) device offers critical real-time wireless communications through the convergence of voice, video, data and biometric capabilities. Currently, the device is in the final development stage with the first beta tests of the units to begin in the fourth quarter of 2005.

(3) GOING CONCERN

            The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Subsequent to the acquisition of Catcher, the Company continues to develop the technology acquired until it is ready for sale. The Company's ability to continue as a going concern depends on a number of factors, including but not limited to, the ability to get its product to market and the ability to raise additional capital if required. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to continue to seek the additional financing it needs to fund its operations. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

(4) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            NET INCOME PER COMMON SHARE

                        Basic earnings per share is computed by dividing net
            loss for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding warrants. Approximately 4,775,094 and 0 outstanding shares to be issued upon conversion of warrants and exercise of options were excluded from the calculation of diluted earnings per share for three months ended June 30, 2005 and 2004, respectively, because they were anti-dilutive.

            INCOME TAXES

                        The Company accounts for income taxes using the asset
            and liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109) which requires the recognition of different tax assets and liabilities for the future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities. No income taxes were provided since the Company incurred losses from its inception. Due to the uncertainty of future taxable income, no future tax benefits have been recognized.

            STOCK BASED COMPENSATION

                        The Company accounts for stock-based compensation for
            employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company had elected the disclosure only treatment of the fair value recognition provisions of Financial Accounting Standards Board Statement ("FAS") No. 123, Accounting for Stock-Based Compensation, as amended by FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure to stock-based employee compensation. In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment. SFAS No. 123(R) amends SFAS No. 123. The Company will be required to adopt FAS 123(R) in the first fiscal quarter of 2006 and does not expect it to have a material impact on its future results of operations.

                        The Chief Financial Officer was granted, subject to
            shareholder approval, options to purchase 918,000 shares of common stock of the Company at an exercise price of $3.74 vesting over three years in three separate tranches consisting of (1) a first tranche of 580,000 shares, 25% of which vests on June 16, 2005 with the remaining 75% vesting monthly, pro rata each month, over the three year period following June 16, 2005, (2) a second tranche of 193,000, 25% of which vests on June 16, 2006, with the remaining 75% vesting monthly, pro rata each month, over the three year period following June 16, 2006 and (3) a third tranche of 145,000 shares, 25% of which vests on June 16, 2007 with the remaining 75% vesting monthly, pro rata each month, over the three year period following June 16, 2007. If there is a "Change of Control" of the Company (as that term is defined in an agreement between the Company and the
            CFO), all unvested options will immediately vest. However, if the CFO's employment is terminated without Cause or for Good Reason (as each of those terms are defined in the Employment Agreement), any unvested options in a tranche that had commenced to vest shall immediately vest. The grant of options are subject to stockholder approval of a stock option plan of the Company. If approved, 189,708 options would have vested as of June 30, 2005. The Company will determine the fair value of the option when the measurement date has occurred, and in accordance with Financial Accounting Standards Board Interpretation No. 44 will record that value as compensation expense in the period the option is deemed granted.


(5) ASSET PURCHASE

Pursuant to an asset purchase agreement, dated April 21, 2005, between Catcher and LCM Technologies, Inc. ("LCM"), Catcher acquired certain assets in exchange for the assumption of certain liabilities of LCM and its founder, Ira Tabankin, relating to the CATCHERTM device and the business of LCM. The transaction was accounted for by application of reverse merger accounting, and as such, the historical statements of the acquired business became the historical statements of Catcher. The Company assumed approximately $836,000 in accounts payable and notes payable. Certain patent rights held by creditors of the Company were exchanged for shares in Catcher Inc. (See Note 6).

(6) EQUITY TRANSACTIONS

            Prior to the Acquisition, Catcher sold the equivalent of 6,218,739 common shares to founders for $0.001 per share and the exchange of property and future services of the founders. The difference between the fair value of the shares of $0.89 and the price paid has been expensed during the three and six months ended June 30, 2005.

            On May 4, 2005, Catcher sold in a private placement, 4,500,386 shares of common stock and warrants to purchase an additional 4,500,386 shares of common stock to private investors for net proceeds of $4,293,691 ("Private Placement"). The warrants vested immediately and expire in May of 2015. The warrants have exercise prices ranging from $1.00 to $1.50. The warrants are callable at the exercise price by the Company upon completing certain milestones defined in the agreement. The warrants were exchanged by the Company in the Acquisition.

            The Registration Rights Agreement to the Private Placement, provided that the Company would incur penalties if it failed to file a registration statement within 90 days of the Private Placement ("Filing Deadline"). The Company may also incur penalties in the event that, due to the fault of the Company, its registration statement is not deemed effective by the Securities and Exchange Commission within 180 days of the Private Placement. Prior to the Filing Deadline, the Company filed the registration statement on August 1, 2005.

(7) EMPLOYMENT AGREEMENTS

            Catcher entered into an employment agreement with its Chief Executive Officer, Chief Technology Officer and Chairman, Chief Financial Officer of Catcher and the Vice President -- Engineering. The employment agreements expire at various times through 2008. In conjunction with agreements the Company paid $55,000 in signing bonuses. The agreements provide for aggregate salaries of $816,000 per year.

(8) CONSULTING AGREEMENTS

            Catcher entered into a Consulting Agreement with Hayden Communications, Inc. dated as of May 1, 2005 for a period of twelve (12) months at a fee of $5,000 per month plus reimbursement of certain expenses. Immediately following the Acquisition, a fee totaling $160,000 was paid to Hayden Communications, Inc. in respect to certain services provided in respect of capital markets consulting, marketing material creation and production. The agreement may be terminated by either party at the six-month anniversary. Hayden Communications, Inc. was a shareholder of Catcher whose shares were exchanged by the Company in the Acquisition.

            Catcher entered into a Consulting Agreement with The Del Mar Consulting Group, Inc. ("DCG") for a period of twelve (12) months effective as of April 21, 2005 at a fee of $5,000 per month plus reimbursement of certain expenses. DCG was a shareholder of Catcher whose shares were exchanged by the Company in the Acquisition.

            Catcher entered into a Consulting Agreement with Kai Hansen for a period of twelve (12) months effective as of April 21, 2005 at a fee of $5,000 per month plus reimbursement of certain expenses. Mr. Hansen was a shareholder of Catcher whose shares were exchanged by the Company in the Acquisition.

            Catcher entered into a Services Agreement with BlackFord Partners, Inc., dated as of May 6, 2005, whereby BlackFord Partners, Inc. agreed to provide financial and accounting advisory services to Catcher and us at a rate of $75 to $125 per hour depending on the type of services rendered. Pursuant to an Amendment to the Services Agreement, dated as of June 24, 2005, warrants to purchase 85,000 shares of our common stock at an exercise price of $3.74 was issued by the Company to the principals of BlackFord, Partners, Inc., our Chief Financial Officer is a principal of Blackford Partners, Inc. The Company has valued the warrants at $17,030 using the binomial option pricing model. The value of the warrant is included in selling, general and administrative expense for the three and six months ended June 30, 2005.

(9) SEGMENT AND GEOGRAPHIC INFORMATION

            To date, the Company has viewed its operations and manages its business as principally one segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment in accordance with SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company has not had any sales to date nor has it conducted any operations outside of the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

            Catcher Holdings, Inc., a Delaware corporation and its subsidiaries (the "Company") has included in this Quarterly Report certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's business, operations and financial condition. "Forward-looking statements" consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenue growth, collaborative agreements, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company's plans for future periods. In addition, the words "could", "expects", "anticipates", "objective", "plan", "may affect", "may depend", "believes", "estimates", "projects" and similar words and phrases are also intended to identify such forward-looking statements.

            Actual results could differ materially from those projected in the Company's forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for drug delivery products, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as "Risk Factors" in other filings by the Company with the Securities and Exchange Commission (the "SEC") including the Form 8-K Amendment No. 1, filed with the SEC on July 15, 2005 and the Form SB-2 filed with the SEC on August 1, 2005. Such factors may also cause substantial volatility in the market price of the Company's Common Stock. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events

CORPORATE BACKGROUND

            CATCHER HOLDINGS, INC.

            The Company was incorporated under the laws of the state of Delaware on August 25, 1998. In a merger agreement dated May 20, 1999, the Company merged with and into Woodland Communications Group, Inc. and thereafter on June 3, 1999, Woodland Communications Group, Inc. changed its name to U.S. Telesis Holdings, Inc ("UST"). Following the acquisition by UST, effective June 23, 2005, the Company changed its name to Catcher Holdings, Inc.

            UST was originally organized to provide diverse telecommunications products and services to the small and medium business community in the southeastern United States and to develop a niche market strategy of reselling long distance services to the electrical cooperative community. As a result of the dramatic decline in the telecommunications industry, UST abandoned its business objective to provide such telecommunications products and services.

            On March 1, 2001, the State of Delaware revoked the UST's charter for failure to file its annual report with the State of Delaware for the years 1999 and 2000 and to pay its franchise tax for those years. On May 29, 2003, UST filed a Form 10SB with the SEC to become a reporting company under the Securities Exchange Act of 1934 (the "Exchange Act"). UST amended the Form 10SB in July, 2003. UST's charter in the State of Delaware was revived on March 31, 2005 and franchise taxes due were paid with penalties and interest.

            UST's plan was to identify and complete a merger or acquisition primarily in consideration of the issuance of shares of its capital stock with a private entity whose business presents an opportunity for the our stockholders. Consistent with that plan, effective May 4, 2005, the UST acquired 100% of the outstanding stock of Catcher, a Delaware corporation ("Catcher") through a series of stock exchanges with the shareholders of Catcher pursuant to which Catcher became the Company's wholly-owned subsidiary (the "Acquisition"). The Company's principal business became the ownership of Catcher, which acts as the Company's operating subsidiary.

            CATCHER

ORGANIZATIONAL HISTORY

            Catcher is a development stage company originally formed during April 2005, principally to operate the business of developing, manufacturing and distributing the CATCHER(TM) device, a portable, ruggedized, wireless handheld computing and communications device. Pursuant to an asset purchase agreement between Catcher and LCM Technologies, Inc. ("LCM"), Catcher purchased certain assets and assumed certain liabilities of LCM and its founder, Ira Tabankin, relating to the CATCHER(TM) device and the business of LCM. The transaction was accounted for by application of reverse purchase accounting.

PLAN OF OPERATIONS

            From inception to date, Catcher has been primarily involved in organizational activity, negotiating vendor and personnel contracts, making arrangements for the commercial use and deployment of the CATCHER(TM) technology and preliminary development of its initial customer base. Catcher intends to negotiate for long-term original equipment manufacturer ("OEM") and value added reseller ("VAR") contracts with potential customers. Under these, Catcher expects to deliver product for the benefit of its customers and various end-users.

DEVELOPMENT STAGE COMPANY

            Catcher is in the early stage of operation and, as such, the relationships between revenue, cost of revenue and operating expenses reflected in the financial information included herein do not represent future expected financial relationships. Catcher expects that such expenses will increase with the escalation of research and development, sales and marketing activities and transaction volumes, but at a much slower rate of growth than the corresponding revenue increase. Much of the cost of revenue and operating expenses reflected herein are relatively fixed costs. Accordingly, at such stage of operations period to period comparisons of results of operations are not meaningful.

            Catcher expects to incur significant expenses without generating any revenue, at least through commencing production, which is not anticipated before early 2006. For the year to date, through July 15, 2005, Catcher has spent approximately $2,237,000 on research and development, general and administrative expenses, and other working capital requirments, which includes the assumed liabilities of LCM which at the time of the acquisition totaled approximately $836,000.

            Catcher expects to begin to generate revenues during early 2006, based solely from the sale of CATCHER(TM) devices. Under the terms of Catcher's anticipated OEM and VAR agreements, Catcher anticipates sharing revenue with its customers depending on customer and end-user requirements and the deployment model adopted by the parties.

            Under current plans, Catcher will need approximately $3,000,000 of additional capital to continue its development operations and other working capital needs during the next 12 months, excluding amounts that may be necessary to fund intial production of the Catcher units. Catcher anticipates that funding for these expenditures will come principally from the proceeds of exercise of outstanding warrants.

COST OF SALES

            Cost of sales will consist primarily of direct costs of the manufactured units, wages of operational employees and cost of training. Many factors are anticipated to affect Catcher's gross margin including, but not limited to, market conditions, competition, production order volumes and supplier pricing. Management currently does not anticipate that Catcher will operate its own production facilities, as it intends to outsource production to a third party manufacturer.

EXPENSES AND CAPITAL EXPENDITURES

            Catcher's operating expenses for the period from April 20, 2005 (inception) June 1, 2005 were comprised of general and administrative expenses, research and development and the assumption and payment of certain liabilities of LCM Technologies, Inc. from which certain assets were acquired relating to Catcher's business. Catcher expects to incur significant additional expenses before generating any revenue, at least through the completion of the initial production unit of the CATCHER(TM) device which is not anticipated before November, 2005. Operating expenses, including primarily research and development expenses and general and administrative expenses were approximately $1,200,000 for the quarter ended June 30, 2005. Expenses are expected to increase significantly as Catcher adds employees to support its research and development, marketing and business development efforts.

            General and administrative expenses include all corporate and administrative functions that serve to support Catcher's current and future operations and provide an infrastructure to support future growth. Major items in this category include compensation and benefits for management and staff, travel related expenses, professional services, and other miscellaneous expenses.

            Catcher's principal expenditures have been for purposes of research and development, general and administrative purposes, and other working capital needs. Catcher anticipates such expenditures of approximately $1,600,00 and $965,000 in the third and fourth quarter of 2005 respectively, and anticipates continuing levels of ongoing research and development and other working capital requirements in the future.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

            In addition to the transitional nature of revenues and expenditures resulting from Catcher's status as a development stage company, Catcher expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside of its control. Those factors that may adversely affect Catcher's quarterly operating results include:
(i) its ability to attract new customers at a steady rate; (ii) the announcement or introduction of products by its potential competitors; (iii) increase in the cost of inputs from suppliers; (iv) the amount and timing of operating costs and capital expenditures relating to expansion of Catcher's business, operations, and infrastructure; (viii) government regulation; and (ix) general economic conditions and economic conditions specific to the security products industry.

            Due to the foregoing factors, in one or more future quarters, Catcher's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of Catcher's common stock would likely be materially adversely affected.

ACCOUNTING PRINCIPLES

            Below is a brief description of basic accounting principles which the Company has adopted in determining its recognition of revenues and expenses.

REVENUE RECOGNITION

            Sales revenue will be recognized as products are delivered to the Company's customers. The Company may also collect license fees for the right to sell the CATCHER(TM) device. Rates for such licenses are yet to be established. The Company is in its development phase and has no existing customers.

            The Company intends to recognize  revenue in accordance with the SEC
(SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" as updated by SEC Staff Accounting Bulletin No. 104, "Revenue Recognition". Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions have not been previously demonstrated, revenues are recognized upon acceptance.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's only source of liquidity is the cash generated from the private offering of the Company's stock immediately prior to the Acquisition. The Company's principal uses of cash have been for research and development and general and administrative expenses.

            The Company currently has outstanding Series A Warrants and Series B Warrants to purchase an aggregate of 4,500,386 shares of its common stock (the "Warrants"). There are 2,250,193 Series A Warrants outstanding. Each Series A Warrant will entitle the holder to purchase one share of the common stock of the Company at $1.50 per share (the "Series A Exercise Price"), exercisable for a period of five years. Once the common stock, issuable upon exercise of the Warrants, is registered with the SEC, the Series A Warrants may be called by the Company upon notice to the warrant holder from time to time at any time that the common stock closes at or above $2.50 per share for ten (10) consecutive trading days at an average volume of 40,000 shares per day during the ten-day trading period, PROVIDED THAT, within twenty (20) business days after the date of such notice, the warrant holder will have the right to exercise, under the terms and conditions of the Series A Warrants, all or a part (but not less than 25%) of the Series A Warrants held at the Series A Exercise Price. From and after the expiration of such twenty (20) business day notice, the Company may repurchase all Series A Warrants then held for a purchase price of $.01 per Series A Warrant unless and to the extent that the Series A Warrant holder first exercises Series A Warrants at the Series A Exercise Price.

            There are 2,250,193 Series B Warrants outstanding. Each Series B Warrant entitles the holder to purchase one share of common stock at $2.00 per share (the "Series B Exercise Price"), exercisable for a period of five years. Once the common stock, issuable upon exercise of the Series B Warrants, is registered with the SEC, the Series B Warrants may be called by the Company upon notice to the warrant holder from time to time at any time that the common stock closes at or above $3.33 per share, for ten (10) consecutive trading days at an average volume of 40,000 shares per day during the ten-day trading period; PROVIDED THAT, within twenty (20) business days after the date of such notice, the warrant holder will have the right to exercise, under the terms and conditions of the Series B Warrants, all or a part (but not less than 25%) of the Series B Warrants held at the Series B Exercise Price. From and after the expiration of such twenty (20) business day notice, the Company may repurchase all Series B Warrants then held for a purchase price of $.01 per Series B Warrant unless and to the extent that the Series B Warrant holder first exercises Series B Warrants at the at the Series B Exercise Price.

            The Company also has outstanding a warrant to purchase 65,000 shares of its common stock issued to Jeff Gilford, the Company's current Chief Financial Officer, for an exercise price of $3.74 per share and a warrant to purchase 20,000 shares of its common stock to Stanley Blackburn for an exercise price of $3.74 per share, each of which was issued in connection with accounting and advisory services rendered by Blackford Partners.

            The Company may require substantial additional capital in order to complete future development of the business and implement its business plan. Other than as described above, the Company may seek to arrange other forms of financing to fulfill these capital needs, in the event that the cash generated by our operations is insufficient to fund the growth requirements. The other forms of business financing obtained through third parties may include various combinations of equity, debt and bank financing.

            In light of the limited shareholders' equity as well as the lack of the Company's operating history, there can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all, to fund the development of its business. In any of such events, the Company's business growth and prospects would be materially and adversely affected. As a result of any such financing, the holders of the common stock may experience substantial dilution.

            The following factors, among others, could cause actual results to differ from those indicated in the above forward-looking statements: pricing pressures in the industry; a downturn in the economy in general; weak demand for its products; its ability to attract new customers; and an increase in competition in the market for its products and services. These factors, and additional risks and uncertainties not known to the Company or that the Company currently deems immaterial may impair business operations, may cause its actual results to differ materially from any forward-looking statement.

            Although the Company believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform to actual results or to make changes in its expectations.

            Since inception, the Company has not generated revenue and there can be no assurance that the Company will generate revenue in the future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Increases in interest rates will affect the cost of financing and may affect the Company's ability to obtain favorable financing terms in order to grow as anticipated.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

            The  Company  does  not  have  any  off  balance   sheet   financing
arrangements.

IMPACT OF INFLATION

            The Company believes that its results of operations are not dependent upon moderate changes in inflation rates as the Company expects it will be able to pass along component price increases to its customers.

SEASONALITY

            The Company does not expect any material seasonality in sales fluctuations in the market for its products and services.

RECENTLY ISSUED ACCOUNTING STANDARDS AND CRITICAL ACCOUNTING POLICIES

            In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). Previously, APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods' financial statements. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 when such a change arises after the effective date of January 1, 2006.

            In December 2004, the FASB issued SFAS No. 123(R), SHARE-BASED PAYMENT. SFAS No. 123(R) amends SFAS No. 123 to require that companies record as expense the effect of equity-based compensation, including stock options over the applicable vesting period. We currently disclose the effect on income that stock options would have were they recorded as expense. SFAS No. 123(R) also requires more extensive disclosures concerning stock options than required under current standards. The new rule applies to option grants made after a company's adoption of the standard, as well as options that are not vested at the date of adoption. SFAS No. 123(R) becomes effective in our case not later than the beginning of the fiscal year that begins after December 15, 2005. We do not currently expect to elect early adoption of this standard and have not determined whether we will apply this new standard prospectively in the first quarter of 2006, retroactively from the beginning of 2006, or on a restated basis for all prior periods on a comparable basis. We do not expect that the adoption of SFAS No. 123(R) will have a material impact on our future results of operations.


ITEM 3.  CONTROLS AND PROCEDURES.

            Within the 90 days prior to the date of this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT")), the Chief Executive and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective for ensuring that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission's rules and forms. The Company also concluded that information required to be disclosed in such reports is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

                                     PART II


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

            Throughout 2004 and early 2005 the Company entered into convertible promissory notes with an aggregate principal balance of $71,975 with certain of its investors, which notes were automatically converted, effective May 4, 2005, to an aggregate of 214,517 shares of the Company's common stock.

            On May 4, 2004, through a series of stock purchase agreements, the Company issued 34,911,900 shares of its common stock, 733,778 shares of its Series A Preferred Stock, and Series A and Series B warrants to purchase an aggregate of 32,402,600 shares of its common stock to the holders of common stock of Catcher

            On June 24, 2005, the Company issued to Stan Blackburn a warrant to purchase 20,000 shares of its common stock, at an exercise price of $3.74 and issued to Jeff Gilford a warrant purchase 65,000 shares of its common stock at an exercise price of $3.74, in each case, in connection for providing consulting services pursuant to the Services Agreement, dated as of May 6, 2005, by and between the Company and BlackFord Partners, Inc., as amended.

            On June 24, 2005, the Company granted to Jeff Gilford options to purchase 918,000 shares of its common at an exercise price of $3.74 vesting over three years in three separate tranches, pursuant to the Employment Agreement, effective as of June 16, 2005, by and between the Company and Mr. Gilford.

            In the opinion of the Company, the issuance of the foregoing shares of common stock, warrants, and options and shares of common stock subject to the warrants and options were exempt from registration under the Securities Act of 1933, as amended (the "Act") by virtue of Section 4(2) of the Act and/or Regulation D promulgated thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 6, 2005, the holders of a majority of all of the issued and outstanding shares of common stock and Series A Preferred Stock of the Company via written consent without a meeting pursuant to Section 228(e) of the Delaware General Corporation Law authorized that the Company take the following actions:

            (a) amend and restate the Company's  Certificate of Incorporation to
(1) change the name of from U.S. Telesis Holdings, Inc to Catcher Holdings, Inc., (2) provide for a 1 for 7.2 reverse stock split in respect of the Company's issued and outstanding common stock and (3) otherwise to amend and restate the Company's certificate of incorporation;

            (b) fix the number of members of the Board of Directors of the Company (the "BOARD OF DIRECTORS") at five (5) members; and

            (c) elect three (3) directors to the Board of Directors and permit those three directors to fill the remaining two vacancies on the Board of Directors by appointing an additional two directors.

            The three directors who were elected to the Board of Directors by the stockholders are as follows:

            CHARLES SANDER, DIRECTOR AND PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Sander has more than 30 years' experience in the aviation security/operations arena. From June 2002 until joining Catcher and the Company, Mr. Sander was Vice President and Partner at Unisys Corporation's Global Transportation Unit where he headed Unisys' Airports business practice in the development and marketing of aviation products and services. From September 2000 to June 2002, Mr. Sander was Vice President for Aviation Sales at Scanz Communications, Inc. From March 1998 to September 2000, Mr. Sander was first an Executive Account Manager and, in December of 1999, Regional Director, Aviation Sales for TYCO/ADT Security Services, Inc. having launched Tyco's aviation security group. Mr. Sander started his professional career as a military air traffic controller and also held the position of BWI airport general manager. Mr. Sander will also serve as President and Chief Executive Officer of Catcher.

            IRA TABANKIN, DIRECTOR AND SECRETARY. Mr. Tabankin has more than 30 years' experience developing and launching new products for such companies as SHARP Electronics, NovAtel Communications, Robert Bosch and Cadence Design Services. Prior to founding Catcher in 2005, Mr. Tabankin was President and Chief Executive Officer of LCM Technologies, Inc., a company he founded in 2004 for purposes of developing the CATCHER(TM) device. From July 2002 until founding LCM Technologies, Inc. in 2004, Mr. Tabankin was an independent consultant for his own company, IJT Consulting through which he provided consulting services to various clients. From February of 1999 to July 2002, Mr. Tabankin was Chief Strategic Officer of ScanZ Communications, Inc. Mr. Tabankin will also serve as the sole director, Chairman and Chief Technical Officer of Catcher.

            REAR ADMIRAL (RETIRED) CATHAL FLYNN, DIRECTOR. Admiral Flynn began his naval career in 1960. In 30 years of active service, he served mainly in areas of naval special warfare, joint special operations, measures to combat terrorism, and international security affairs. Promoted to Rear Admiral in 1985, he served successively as Commander, Naval Security and Investigative Command (and concurrently as Assistant Director of Naval Intelligence for Counterintelligence and Anti-terrorism), Director of Plans and Policy, US
Special Operations Command, and Deputy Assistant Secretary of Defense for Special Operations. After retiring in 1990, Rear Admiral Flynn joined Science Applications International Corporation. He concurrently served on committees of the National Research Council and the Defense Science Board. From 1993 to 2000, Rear Admiral Flynn was the Associate Administrator for Civil Aviation Security in the Federal Aviation Administration. Since early 2001, Admiral Flynn has acted as an independent consultant to numerous clients, in the area of civil aviation security. From 2001 to 2002, Admiral Flynn was a consultant to Argenbright Security, Inc, and was a non-voting member of the Board of that company. Since December 2004, Admiral Flynn has been a member of the Advisory
Board of Isonics, Inc. Since May 2005, he has been a board member and Vice President, Aviation Security, of SecureLogic Corporation.

            On June 24, 2005, the Board of Directors elected H. Clayton Foushee to fill one of the vacancies in the Board of Directors.

            H. CLAYTON FOUSHEE, JR., DIRECTOR. Dr. Foushee has a wealth of experience in the aviation, operations, legislation, safety and security fields, including 12 years of government service at the National Aeronautics and Space Administration (NASA) and the Federal Aviation Administration, where he was Chief Scientific and Technical Advisor. Foushee spent a decade in senior executive positions with Northwest Airlines, first as Managing Director, Flight Procedures, Training and Standards from 1992 to 1993, then as Vice President, Flight Operations from 1993 to 1998 and finally as Vice President, Regulatory Affairs from 1998 to 2001. From 2002 until January, 2005, Dr. Foushee was Vice President and Partner at the Unisys Corporation Global Transportation Division, where he managed major strategic transportation projects and coordinated public and private industry initiatives with the Congress and government agencies. Most recently, since February, 2005, Dr. Foushee has been a Partner (non-attorney) and Director of Governments Affairs for the Washington, D.C. law firm, Zuckert, Scoutt and Rasenberger (ZSR), L.L.P. and President of Farragutt International, L.L.C., the consulting division of ZSR.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)          Exhibits

3.1. Certified copy of the Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit
            3.1 to the Form 8-K dated June 23, 2005 filed with the Securities and Exchange Commission (the "SEC") on June 28, 2005.

3.2 Bylaws of the Registrant incorporated by reference to Exhibit 2.2 of the Form 10-SB filed with the SEC on May 29, 2003, as amended by Amendment No. 1 to the Bylaws of the Registrant incorporated by reference to Exhibit 3.2 to the Form 8K dated July 29, 2005 and filed with the SEC on August 1, 2005.

4.1 Form of Series A Warrant issued to investors incorporated by reference to Exhibit 4.1 to the Form 8-K/A dated May 4, 2005 filed with the SEC on July 15, 2005.

4.2 Form of Series B Warrant issued to investors incorporated by reference to Exhibit 4.2 to the Form 8-K/A dated May 4, 2005 filed with the SEC on July 15, 2005.

4.3 Form of Warrant issued to Stan Blackburn incorporated by reference to Exhibit 4.1 to the Form 8-K dated June 23, 2005 filed with the SEC on June 28, 2005.

4.4         Form of Warrant issued to Jeff Gilford incorporated by reference to
            Exhibit 4.2 to the Form 8-K dated June 23, 2005 filed with the SEC on June 28, 2005.

10.1 Form of Preferred Stock Purchase Agreement, dated as of May 4, 2005, by and among the Company, Catcher and the preferred stockholders of Catcher incorporated by reference to Exhibit 10.1 to the Form 8-K/A dated May 4, 2005 filed with the SEC on July 15, 2005.

10.2 Form of Stock Purchase Agreement, dated as of May 4, 2005, by and among the Company and the founders holding common stock of Catcher incorporated by reference to Exhibit 4.1 to the Form 8-K/A dated May 4, 2005 filed with the SEC on July 15, 2005.

10.3 Form of Stock Purchase Agreement, dated as of May 4, 2005, by and among the Company and the private investors in Catcher holding common stock of Catcher incorporated by reference to Exhibit 4.1 to the Form 8-K/A dated May 4, 2005 filed with the SEC on July 15, 2005.

10.4 Form of Registration Rights Agreement, dated as of May 4, 2005, by and among the Company and the persons listed as signatories thereto incorporated by reference to Exhibit 4.1 to the Form 8-K/A dated May 4, 2005 filed with the SEC on July 15, 2005.

10.5 Employment Agreement, between Jeff Gilford and Catcher, Inc., the Registrant's subsidiary incorporated by reference to Exhibit 10.1 to the Form 8-K dated June 23, 2005 and filed with the SEC on June 28, 2005.

10.6 Services Agreement, dated as of May 6, 2005, between the Registrant and BlackFord Partners Inc., as amended by the Amendment dated June 24, 2005 incorporated by reference to Exhibit 10.2 to the Form 8-K dated June 23, 2005 and filed with the SEC on June 28, 2005.

10.7 Consulting Agreement, effective as of April 21, 2005, by and between The Del Mar Consulting Group, Inc. and Catcher incorporated by reference to Exhibit 4.1 to the Form 8-K/A dated May 4, 2005 filed with the SEC on July 15, 2005.

10.8 Consulting Agreement, dated as of May 1, 2005, by and between Hayden Communications, Inc. and Catcher incorporated by reference to
            Exhibit 4.1 to the Form 8-K/A dated May 4, 2005 filed with the SEC on July 15, 2005.

10.9 Consulting Agreement, effective as of April 21, 2005, by and between Kai Hansen and Catcher incorporated by reference to Exhibit 4.1 to the Form 8-K/A dated May 4, 2005 filed with the SEC on July 15, 2005.

10.10 Teaming Agreement with Project Performance Corporation dated March 29, 2005 incorporated by reference to Exhibit 4.1 to the Form 8-K/A dated May 4, 2005 filed with the SEC on July 15, 2005.

10.10 Employment Agreement, effective as of April 21, 2005, by and between Catcher and Charles Sander incorporated by reference to Exhibit
            10.10 to the Form SB-2 dated August 1, 2005 and filed with the SEC on August 1, 2005.

10.11 Employment Agreement, effective as of April 21, 2005, by and between Catcher and Ira Tabankin incorporated by reference to Exhibit 10.11 to the Form SB-2 dated August 1, 2005 and filed with the SEC on August 1, 2005.

10.12 Employment Agreement, effective as of April 21, 2005 by and between Catcher and John Sutton incorporated by reference to Exhibit 10.12 to the Form SB-2 dated August 1, 2005 and filed with the SEC on August 1, 2005.

10.13 Employment Agreement Amendment Letter dated July 29, 2005 regarding Ira Tabankin incorporated by reference to Exhibit 10.1 to the Form 8K dated July 29, 2005 and filed with the SEC on August 1, 2005.

10.14 Employment Agreement Amendment Letter dated July 29, 2005 regarding Charles Sander incorporated by reference to Exhibit 10.2 to the Form 8K dated July 29, 2005 and filed with the SEC on August 1, 2005.

10.15 Employment Agreement Amendment Letter dated July 29, 2005 regarding John Sutton incorporated by reference to Exhibit 10.3 to the Form 8K dated July 29, 2005 and filed with the SEC on August 1, 2005.

14.1 Code of Ethics incorporated by reference to Exhibit 14.1 to the Form 8-K dated June 23, 2005 and filed with the SEC on June 28, 2005

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

No Reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended June 30, 2005 and for the period from June 30, 2005 to the date of this filing except that:

    o Report on Form 8-K was filed on April 25, 2005 containing responses to Items 8.01 and 9.01.

    o Report on Form 8-K was filed on May 9, 2005 containing responses to Items 8.01 and 9.01.

    o Report on Form 8-K was filed on May 10, 2005 containing responses to Items 2.01, 3.02, 5.01, 5.02 and 5.03, as amended by Amendment No. 1 to the Report on Form 8-K filed on July 15, 2005.

    o Report on Form 8-K was filed on May 27, 2005 containing responses to Items 8.01 and 9.01.

    o Report on Form 8-K was filed on June 28, 2005 containing responses to Items 1.01, 3.02, 5.02, 5.03, 5.05, 8.01, and 9.01.

    o Report on Form 8-K was filed on August 1, 2005 containing responses to Items 1.01, 5.03 and 9.01.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CATCHER HOLDINGS, INC.


Date: August 12, 2005                 By:  /s/ Charles Sander
                                           ----------------------------------
                                           Name:  Charles Sander
                                           Title:    Chief Executive Officer
                                           (Principal Executive Officer)

August 12, 2005                       By:  /s/ Jeff Gilford
                                           ----------------------------------
                                           Name:  Jeff Gilford
                                           Title:    Chief Financial Officer
                                           (Principal Accounting Officer