Form 10QSB
period 2005-09-30
CATCHER HOLDINGS INC
filed 2005-11-09
CIK 1230802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended     September 30, 2005
                                                -------------------------

( ) Transition report under Section 13 or 15(d) of the Exchange Act

                 For the transition period from _______________ to ____________

                 Commission file number _______________________________________

                             Catcher Holdings, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Delaware                                 62-0201385
-----------------------------------------   ------------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

       39526 Charlestown Pike                      Hamilton, Va 20158-3322
-----------------------------------------   ------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

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
                                            Yes    [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                            Outstanding at September 30, 2005
              -----                            ---------------------------------
Common Stock, $.001 par value per share                     12,500,390
Series A Preferred Stock                                        1

Transitional Small Business Disclosure Format (check one):  Yes  [ ]    No [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act):      Yes [ ]    No [X]

                                TABLE OF CONTENTS

                                                                                                                  PAGE
PART I.  Financial Information .....................................................................................3

     Item 1.  Consolidated Financial Statements
           Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 and 2004 and Period from Inception (March 31, 2004) to
              September 30, 2005 (Unaudited) .......................................................................3
           Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and
              December 31, 2004.....................................................................................4
           Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 and Period from Inception (March 31, 2004) to September 30, 2005 (Unaudited)..................5
           Consolidated Statements of Stockholders' Equity (Deficit) for the nine months ended September 30, 2005...6
           Notes to Consolidated Financial Statements ..............................................................6
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results   of  Operations.............13
     Item 3.  Controls and Procedures..............................................................................29

PART II............................................................................................................31
     Item 1.  Legal Proceedings....................................................................................31
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........................................31
     Item 4.  Submission of Matters to a Vote of Security Holders..................................................31
     Item 6.  Exhibits.............................................................................................31

SIGNATURES.........................................................................................................33

CERTIFICATIONS AND EXHIBITS........................................................................................34

PART I. FINANCIAL INFORMATION
ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

                             CATCHER HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                   PERIOD FROM
                                                                                                                    INCEPTION
                                                                                                                   (MARCH 31,
                                                       THREE MONTHS ENDED              NINE MONTHS ENDED            2004) TO
                                                  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER
                                                  2005            2004            2005            2004              30, 2005
                                                  ------------    ------------    ------------    ------------    ------------

Net revenue                                       $         --    $         --    $         --    $         --    $         --
Operating expenses:
Research and development expenses                      785,613          63,294       1,461,474         311,172       2,108,947
Selling, general and administrative expenses           832,590          12,685       1,416,728          89,633       1,517,622
Acquired research & development                             --              --       2,028,129              --       2,028,129
Non-cash compensation(1)                                    --              --       3,523,131              --       3,523,131
                                                  ------------    ------------    ------------    ------------    ------------

     OPERATING LOSS                                 (1,618,203)        (75,979)     (8,429,462)       (400,805)     (9,177,829)
Interest income (expense)                                8,906              --          15,504              --          15,504
Other (expense) income, net                                 --              --              --              --              --
                                                  ------------    ------------    ------------    ------------    ------------

     LOSS FROM OPERATIONS BEFORE INCOME
       TAXES                                        (1,609,297)        (75,979)     (8,413,958)       (400,805)     (9,162,325)
Income taxes                                                --              --            (800)             --            (800)
                                                  ------------    ------------    ------------    ------------    ------------

     NET LOSS                                     $ (1,609,297)   $    (75,979)   $ (8,414,758)   $   (400,805)   $ (9,163,125)
                                                  ------------    ------------    ------------    ------------    ------------

LOSS PER SHARE:

   Basic & Diluted                                $      (0.13)   $    (75,979)   $      (1.47)   $   (400,805)   $      (3.19)
                                                  ------------    ------------    ------------    ------------    ------------

Weighted-average number of shares
  outstanding - Basic and Diluted: (Note 5)         12,500,390              --       5,742,982              --       2,871,491

(1) The following summarizes the allocation of
    stock based compensation
Research and development expenses                 $         --    $         --    $    268,647    $         --    $    268,647

Selling, general and administrative expenses                --              --       3,254,484              --       3,254,484
                                                  ------------    ------------    ------------    ------------    ------------
Total                                                       --              --       3,523,131              --       3,523,131


                 See Notes to Consolidated Financial Statements.

                             CATCHER HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                                            SEPTEMBER 30, 2005     DECEMBER 31, 2004
                                                                                                (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                                                                        $ 1,242,569         $       364
   Prepaid expenses and other current assets
                                                                                                             20                  --
                                                                                                    -----------         -----------

     Total current assets                                                                             1,242,589                 364
Property, plant and equipment, net                                                                        8,062                  --

     TOTAL ASSETS                                                                                   $ 1,250,651         $       364
                                                                                                    ===========         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                                      81,876             718,730
   Notes Payable                                                                                             --              30,000
   Accrued and other current liabilities
                                                                                                        486,932                  --
                                                                                                    -----------         -----------

     Total current liabilities                                                                          568,808             748,730

     TOTAL LIABILITIES                                                                                  568,808             748,730

Shareholders' Equity (Deficit):
   Common shares, $0.001 value, 50,000,000 shares authorized; 12,500,390 and
   46,640 shares outstanding, respectively                                                               12,500                  47
   Preferred shares, $0.001 par value, 1 million shares authorized; 1 and 0
   shares outstanding, respectively                                                                          --                  --
   Additional paid in capital                                                                         9,832,468                 (47)
   Accumulated deficit                                                                               (9,163,125)           (748,366)
                                                                                                    -----------         -----------

     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                               681,843            (748,366)

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                           $ 1,250,651         $       364
                                                                                                    ===========         ===========


                 See Notes to Consolidated Financial Statements.

                             CATCHER HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                                      PERIOD FROM
                                                                                                                       INCEPTION
                                                                                                                       (MARCH 31,
                                                                                    NINE MONTHS ENDED                   2004) TO
                                                                         SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                                                              2005                  2004                  2005
                                                                         -----------           -----------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $(8,414,758)          $  (400,805)          $(9,163,125)
Adjustments to reconcile net cash provided by operating activities:
   Depreciation                                                                  366                                         366

   Acquired research and development                                       2,028,129                                   2,028,129
   Non-cash stock-based compensation expense                               3,523,131                    --             3,523,131
   Changes in assets and liabilities, net of the effects of
     acquisitions and divestitures:
     Accounts payable                                                       (636,854)              372,102                81,877
     Accrued and other liabilities                                           486,932                    --               486,932
     Other                                                                       (20)                   --                   (20)
                                                                         -----------           -----------           -----------

         Net cash provided by operating activities                        (3,013,074)              (28,703)           (3,042,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net                                                     (8,428)                   --                (8,428)
                                                                         -----------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (Repayment) of short-term debt                                      (30,000)               30,000                    --
Proceeds from issuance of common stock                                     4,293,707                    --             4,293,707
                                                                         -----------           -----------           -----------

         Net cash provided by financing activities                         4,263,707                30,000             4,293,707
                                                                         -----------           -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  1,242,205                 1,297             1,242,569
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 364                    --                    --
                                                                         -----------           -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 1,242,569           $     1,297           $ 1,242,569
                                                                         -----------           -----------           -----------


                 See Notes to Consolidated Financial Statements.

                             CATCHER HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                        PERIOD FROM INCEPTION (MARCH 31, 2004) TO SEPTEMBER 30, 2005


                                                                  PREFERRED     COMMON
                                           NUMBER OF   NUMBER OF   SHARES       SHARES      ADDITIONAL
                                           PREFERRED    COMMON    $0.001 PAR  $0.001 PAR     PAID IN      DEFICIT
                                            SHARES      SHARES      VALUE        VALUE       CAPITAL     ACCUMULATED      TOTAL
BALANCE AT INCEPTION                           --             --       --    $      --    $        --    $        --    $        --
Issuance of common stock
on December 31,2004                            --         46,640       --           47            (47)            --             --

BALANCE AT DECEMBER 31, 2004                   --         46,640   $   --    $      47    $       (47)   $        --    $        --

Issuance of Convertible preferred
stock on April 21, 2005                   733,778             --      734           --      5,223,301             --      5,224,035
Issuance of common stock on
April 21, 2005                                 --        301,875                   302        309,877             --        310,179
Issuance of common stock to
private investors on May 4, 2005               --      4,500,386       --        4,500      4,289,207             --      4,293,707
Issuance of common stock to
U.S. Telesis Holdings, Inc.
shareholders on May 4, 2005                    --      1,781,252       --        1,781         (1,764)            --             17
Conversion of Convertible
preferred stock into common
stock per share on June 23, 2005         (733,777)     5,870,237     (734)       5,870         (5,136)            --             --
Issuance of warrants to consultants            --             --       --           --         17,030             --         17,030
Net loss                                       --             --       --           --             --     (9,163,125)    (9,163,125)

BALANCE AT SEPTEMBER 30, 2005                   1     12,500,390   $   --    $  12,500    $ 9,832,468    $(9,163,125)   $   681,843



                 See Notes to Consolidated Financial Statements.

                     CATCHER HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements have been prepared by Catcher Holdings, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2004 as filed on Form 8-K/A with the SEC on July 15, 2005. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) NATURE OF BUSINESS

         U.S. Telesis Holdings, Inc. ("UST") was originally organized to provide diverse telecommunications products and services to the small and medium business community in the southeastern United States and to develop a niche market strategy of reselling long distance services to the electrical cooperative community. As a result of the dramatic decline in the telecommunications industry, UST abandoned the business objective to provide such telecommunications products and services, and instead intended to identify and complete a merger or acquisition primarily in consideration of the issuance of shares of the UST's capital stock with a private entity whose business presents an opportunity for UST's stockholders.

         On May 4, 2005, the Company acquired 100% of the outstanding stock of Catcher, Inc. ("Catcher") in exchange for 4,848,875 shares of the Company's Common Stock and 733,778 shares of its Series A preferred stock which are convertible into 5,872,224 shares of the Company's Common Stock (the "Acquisition"). On June 23, 2005, all but one share of the issued and outstanding Series A Preferred Stock was automatically converted to Common Stock simultaneously with the effectiveness of the filing of an amended and restated certificate of incorporation changing the Company's name to Catcher Holdings, Inc. and providing for a 1 for 7.2 reverse stock split in respect of the Company's issued and outstanding Common Stock. In addition, on May 4, 2005, the Company assumed Catcher Inc.'s obligations under its issued and outstanding warrants to purchase an aggregate of 4,500,386 shares of Common Stock.

         Catcher was organized in Delaware on April 20, 2005 principally to acquire the assets of LCM Technologies, Inc. and to operate the business of developing, manufacturing and distributing a portable, ruggedized, wireless handheld security device (the "CATCHER(TM) device"). LCM Technologies, Inc. was organized in Delaware on March 31, 2004. Pursuant to an asset purchase agreement between the Company and LCM Technologies, Inc. ("LCM"), Catcher purchased certain assets and assumed certain liabilities (such assets and liabilities as acquired by Catcher, Inc. herein referred to as LCM Holdings) of LCM and its founder, Ira Tabankin, relating to the CATCHER(TM) device and the business of LCM (See Note 5 for description of asset purchase).

         The Acquisition has been accounted for as a reverse merger. Therefore, the stock retained by the stockholders of UST has been adjusted to reflect a financing transaction with the proceeds equal to the net asset value of UST immediately prior to the Acquisition and the equity of Catcher has been adjusted to reflect a recapitalization whereby the prior retained earnings of UST were eliminated. This resulted in an adjustment to retained earnings of $1,800,471 and an adjustment to Common Stock and additional paid in capital of $1,800,488 to arrive at the net asset value of UST of $17. This amount has been reflected in the accompanying statement of stockholder's equity as an issuance of stock to the stockholders' of UST. The historical financial statements of Catcher have become the historical financial statements of the Company. Immediately prior to the Acquisition, Catcher closed an asset purchase with LCM Technologies, Inc. ("LCM") (See Note 5) in which Catcher acquired substantially all of the assets and certain liabilities of LCM. This transaction was accounted for as a reverse merger with the historical financial statements of the acquired business becoming the historical financial statements of Catcher

         The Company's stockholders approved an amendment to the Company's certificate of incorporation to change the Company's name to Catcher Holdings, Inc. and effectuate a 1 for 7.2 reverse split, which was effective on June 23, 2005. All share and per share data included in these statements and notes thereto have been adjusted to reflect the reverse split.

         The Company is a developmental stage company which has designed a portable, ruggedized wireless, hand-held GPS-based command control device through multiple years of research and development effort. Utilizing proprietary operating software, the CATCHER(TM) device offers critical real-time wireless communications through the convergence of voice, video, data and biometric capabilities. Currently, the device is in the final development stage and the Company expects to begin production during the first quarter of 2006.

(3) GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Subsequent to the acquisition of Catcher, the Company has continued to develop the technology acquired with a goal of developing a device that is ready for sale. The Company's ability to continue as a going concern depends on a number of factors, including but not limited to, the ability to get its product to market and the ability to raise additional capital if required. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to continue to seek the additional financing it needs to fund its operations. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

(4) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NET INCOME PER COMMON SHARE

                  Basic earnings per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding warrants. Approximately 4,775,094 and 0 outstanding shares to be issued upon conversion of warrants and exercise of options were excluded from the calculation of diluted earnings per share for three and nine months ended September 30, 2005 and 2004, respectively, because they were anti-dilutive.

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

         Effective as of June 24, 2005, the Company granted to Jeff Gilford, the Company's Chief Financial Officer, an option to purchase 918,000 shares of the Company's Common Stock at an exercise price of $3.74 per share. This option was granted pursuant to the terms of a Notice of Stock Option Award (including a Stock Option Agreement) outside of any stock incentive plan of the Company. In addition to the other terms set forth in the Notice of Stock Option Award, the "First Tranche" of the Mr. Gilford's option represents the right to purchase 580,000 shares, 25% of the shares subject to the First Tranche vested on June 16, 2005 (the "Vesting Commencement Date"), and 1/36 of the remaining shares subject to the First Tranche vest on each monthly anniversary of the Vesting Commencement Date, such that the shares subject to the First Tranche will be fully vested three years after the Vesting Commencement Date. The "Second Tranche" of the option represents the right to purchase 193,000 shares, 25% of the shares subject to the Second Tranche vest 12 months after the Vesting Commencement Date and 1/36 of the remaining shares subject to the Second Tranche vest on each monthly anniversary of the Vesting Commencement Date thereafter, such that the shares subject to the Second Tranche will be fully vested four years after the Vesting Commencement Date. The "Third Tranche" of the option represents the right to purchase 145,000 shares, 25% of the shares subject to the Third Tranche vest 24 months after the Vesting Commencement Date and 1/36 of the remaining shares subject to the Third Tranche vest on each monthly anniversary of the Vesting Commencement Date thereafter, such that the shares subject to the Third Tranche will be fully vested five years after the Vesting Commencement Date. The vesting of the shares underlying the option accelerates in certain circumstances relating to the termination of Mr. Gilford's service to the Company or a change in control of the Company. If approved, 187,110 options would have vested as of September 30, 2005.

         On October 24, 2005, the Board approved the form of option agreement evidencing the grant to Mr. Gilford of an option to purchase 918,000 shares of the Company's Common Stock at an exercise price of $3.74 per share, outside of any stock incentive plan of the Company. The Board had previously approved the option grant to Mr. Gilford on June 24, 2005, but the form of option agreement was not finalized and approved by the Board until October 24, 2005. The Board also clarified on October 24, 2005 that the grant was not subject to stockholder approval. The Company has determined that the measurement date occurred on October 24, 2005, and will record any required compensation expense in accordance with Financial Accounting Standards Board Interpretation No. 44.


(5) ASSET PURCHASE

Pursuant to an asset purchase agreement, dated April 21, 2005, between Catcher and LCM Technologies, Inc. ("LCM"), Catcher acquired certain assets in exchange for the assumption of $836,000 in accounts payable and notes payable of LCM and its founder, and sole stockholder, Ira Tabankin, relating to the CATCHER(TM) device and the business of LCM. Mar. Tabankin was involved in the formation of Catcher and as of the date of the asset purchase owned approximately 36% of Catcher, Inc. The transaction was accounted for as a reverse merger, and as such, the historical statements of the acquired business became the historical statements of Catcher. The Company assumed approximately $836,000 in accounts payable and notes payable. Certain patent rights held by creditors of the Company were exchanged for shares in Catcher Inc. (See Note 6).

(6) EQUITY TRANSACTIONS

         Prior to the Acquisition, Catcher sold the equivalent of 6,218,739 shares of Common Stock to certain founders for $0.001 per share and to certain founders in exchange for property and future services of the founders. The difference between the fair value of the shares of $0.89 and the price paid has been expensed during the three and nine months ended September 30, 2005.

         On May 4, 2005, Catcher sold in a private placement 4,500,386 shares of Common Stock and warrants to purchase an additional 4,500,386 shares of Common Stock to private investors for net proceeds of $4,293,691 (the "Private Placement"). The warrants vested immediately and expire in May of 2015. The warrants have exercise prices ranging from $1.00 to $1.50. The warrants are callable at the exercise price by the Company upon completing certain milestones defined in the agreement. The warrants were assumed by the Company in the Acquisition.

         In connection with the Private Placement, the Company entered into a Registration Rights Agreement which provided that the Company would incur penalties if it failed to file a registration statement within 90 days of the Private Placement (the "Filing Deadline"). The Company may also incur penalties in the event that, due to the fault of the Company, its registration statement is not deemed effective by the Securities and Exchange Commission within 180 days of the Private Placement. Prior to the Filing Deadline, the Company filed the registration statement on August 1, 2005. The registration statement has not yet been declared effective by the Securities and Exchange Commission, and the Company is working diligently to address comments received from the staff of the Securities and Exchange Commission.

(7) EMPLOYMENT AGREEMENTS

         Catcher entered into employment agreements with its Chief Executive Officer, Chief Technology Officer and Chairman, Chief Financial Officer and Vice President - Engineering. The employment agreements expire at various times through 2008. In conjunction with agreements the Company paid an aggregate of $55,000 in signing bonuses. The agreements provide for aggregate salaries of $816,000 per year.

(8) CONSULTING AGREEMENTS

         Catcher entered into a Consulting Agreement with Hayden Communications, Inc. dated as of May 1, 2005 for a period of twelve (12) months at a fee of $5,000 per month plus reimbursement of certain expenses. Immediately following the Acquisition, a fee totaling $160,000 was paid to Hayden Communications, Inc. for capital markets consulting and marketing material creation and production services. The agreement may be terminated by either party at the six-month anniversary. Hayden Communications, Inc. was a stockholder of Catcher whose shares were exchanged by the Company in the Acquisition.

         Catcher entered into a Consulting Agreement with The Del Mar Consulting Group, Inc. ("DCG") for a period of twelve (12) months effective as of April 21, 2005 at a fee of $5,000 per month plus reimbursement of certain expenses. DCG was a stockholder of Catcher whose shares were exchanged by the Company in the Acquisition.

         Catcher entered into a Consulting Agreement with Kai Hansen for a period of twelve (12) months effective as of April 21, 2005 at a fee of $5,000 per month plus reimbursement of certain expenses. Mr. Hansen was a stockholder of Catcher whose shares were exchanged by the Company in the Acquisition.

         Catcher entered into a Services Agreement with BlackFord Partners, Inc., dated as of May 6, 2005, whereby BlackFord Partners, Inc. agreed to provide financial and accounting advisory services to Catcher and us at a rate of $75 to $125 per hour depending on the type of services rendered. Pursuant to an Amendment to the Services Agreement, dated as of June 24, 2005, warrants to purchase 85,000 shares of the Company's Common Stock at an exercise price of $3.74 were issued by the Company to the principals of BlackFord Partners, Inc. Jeff Gilford, the Company's Chief Financial Officer, is one of the principals of Blackford Partners, Inc. The Company has valued the warrants at $17,030 using the binomial option pricing model and the following assumptions; Stock Price $0.89, Volatility, 80%, Risk Fee Interest Rate 3.37%, Dividends 0%. The value of the warrant is included in selling, general and administrative expense for the three and nine months ended September 30, 2005.

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

(10) SUBSEQUENT EVENTS

ADOPTION OF 2005 STOCK INCENTIVE PLAN AND TERMINATION OF PRIOR PLANS

         On October 24, 2005, the Company's Board of Directors (the "Board") approved the Company's 2005 Stock Incentive Plan (the "2005 Stock Incentive Plan"). The Company has reserved 2,219,000 shares of the Company's Common Stock for issuance under the 2005 Stock Incentive Plan, subject to adjustment for a stock split, or any future stock dividend or other similar change in the Company's Common Stock or capital structure. No awards have yet been granted under the 2005 Stock Incentive Plan and therefore 2,219,000 shares of the Company's Common Stock remain available for grant. The continuance of the 2005 Stock Incentive Plan is subject to approval of the plan by the Company's stockholders which must be obtained within 12 months of Board approval date of the 2005 Stock Incentive Plan.

         In addition, on October 24, 2005, the Board terminated the Employee Stock Plan and Director Stock Plan that the Board previously had approved on June 24, 2005 (the "Prior Plans"). The Prior Plans had been approved subject to stockholder approval. The Prior Plans never became effective and no awards were granted under the Prior Plans prior to their termination.

         The 2005 Stock Incentive Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights, collectively referred to as "awards." Stock options granted under the 2005 Stock Incentive Plan may be either incentive stock options under the provisions of Section 422 of the Internal Revenue Code, or non-qualified stock options. Incentive stock options may be granted only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants.

         The Board or a committee designated by the Board, referred to as the "plan administrator," will administer the 2005 Stock Incentive Plan, including selecting the participants, determining the number of shares to be subject to each award, determining the exercise or purchase price of each award and determining the vesting and exercise periods of each award.

         Unless terminated sooner, the 2005 Stock Incentive Plan will automatically terminate in 2015. The Board will have authority to amend or terminate the 2005 Stock Incentive Plan. No amendment or termination of the 2005 Stock Incentive Plan shall adversely affect any rights under awards already granted to a participant unless agreed to by the affected participant. To the extent necessary to comply with applicable provisions of federal securities laws, state corporate and securities laws, the Internal Revenue Code, the rules of any applicable stock exchange or national market system, and the rules of any non-U.S. jurisdiction applicable to awards granted to residents therein, the Company will obtain stockholder approval of any such amendment to the 2005 Stock Incentive Plan in such a manner and to such a degree as required.

APPROVAL OF NON-EMPLOYEE DIRECTOR CASH COMPENSATION TERMS

         On October 24, 2005, the Board approved the following non-employee director cash compensation terms: Non-employee directors will be paid a total of $1,500 per day for each day their services are required, including such parts of a day required for traveling to any meeting, event, etc. for which their participation has been requested on behalf of the Company, and additionally be reimbursed for all reasonable travel expenses incurred as a result of their participation. Non-employee directors also will be paid $500 for conference call participation.

ISSUANCE OF SHARES UPON EXERCISE OF SERIES A WARRANTS

         From October 21 through October 27, 2005, a total of 22 investors holding Series A warrants to purchase shares of the Company's Common Stock made a partial exercise of such Series A warrants, purchasing an aggregate of approximately 1,108,000 shares of the Company's Common Stock in exchange for aggregate proceeds to the Company of approximately $1.66 million. A description of the Series A warrants is contained in the Form 8-K/A that the Company filed on July 15, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

         We have included in this Quarterly Report certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition. "Forward-looking statements" consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenue growth, future expense growth, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements and our plans for future periods. In addition, the words "could," "expects," "anticipates," "objective," "plan," "may affect," "may depend," "believes," "estimates," "projects" and similar words and phrases are also intended to identify such forward-looking statements.

         There are various factors - many beyond our control - that could cause our actual results or the occurrence or timing of expected events to differ materially from those anticipated in our forward-looking statements. Such factors may also cause substantial volatility in the market price of our Common Stock. We have included below under "Risk Factors" a description of the known risks that we believe to be material. All forward-looking statements include in this Quarterly Report are current only as of the date of this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

OVERVIEW

OUR ACQUISITION OF CATCHER, INC.

         We were incorporated under the laws of the state of Delaware on August 25, 1998. On May 20, 1999, we merged with Woodland Communications Group, Inc. On June 3, 1999, Woodland Communications Group, Inc. changed its name to U.S. Telesis Holdings, Inc. ("UST"). On May 4, 2005, we acquired all of the outstanding capital stock of Catcher, Inc. ("Catcher") and Catcher became our wholly-owned subsidiary. On June 23, 2005, we changed our name to Catcher Holdings, Inc. Our principal business became the ownership of Catcher, which acts as our operating subsidiary.

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

ORGANIZATIONAL HISTORY OF UST

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

         On March 1, 2001, the State of Delaware revoked the UST's charter for failure to file its annual report with the State of Delaware for the years 1999 and 2000 and to pay its franchise tax for those years. On May 29, 2003, UST filed a Form 10SB with the SEC to become a reporting company under the Securities Exchange Act of 1934 (the "Exchange Act"). UST amended the Form 10-SB in July, 2003. UST's charter in the State of Delaware was revived on March 31, 2005 and franchise taxes due were paid with penalties and interest.

         UST's plan was to identify and complete a merger or acquisition primarily in consideration of the issuance of shares of its capital stock with a private entity whose business presented an opportunity for UST's stockholders. Consistent with that plan, UST acquired Catcher on May 4, 2005, as described above.

PLAN OF OPERATIONS

         From inception to date, Catcher has been primarily involved in organizational activity, negotiating vendor and personnel contracts, making arrangements for the commercial use and deployment of the CATCHER(TM) technology and preliminary development of its initial customer base. Catcher intends to negotiate value added reseller ("VAR") and original equipment manufacturer ("OEM") contracts with potential customers. Catcher's VARs and OEMs will purchase or license the CATCHER(TM) devices directly from Catcher. To date, no VAR or OEM agreements have been executed.

         We are in the early stage of operation and, as such, the relationships between revenue, cost of revenue and operating expenses reflected in the financial information included herein do not represent future expected financial results. Accordingly, at the current stage of our operations, we do not believe that period to period comparisons of our results of operations are meaningful.

         We expect that our operating expenses will increase as we increase our research and development activities, sales and marketing activities and transaction volumes. However, we anticipate that, over the next 12 months, our operating expenses will increase at a slower rate than the increase in our revenues.

         Our costs associated with production of units of the CATCHER(TM) device will be variable based on the units that we decide to have manufactured. Management currently does not anticipate that Catcher will operate its own production facilities. Instead, we intend to outsource production to a third party manufacturer. We have not yet entered into any manufacturing agreements for the production of the CATCHER(TM) device. However, on October 25, 2005 we paid $289,450 to Key Tronic Corporation ("Key Tronic") in order for Key Tronic to set up an initial production line for the CATCHER(TM) device. The $289,450 payment consisted of $204,950 for Key Tronic to purchase equipment on Catcher's behalf to set up the production line and $84,500 charge for engineering services to be performed by Key Tronic in connection with setting up the production line.

         In addition to costs associated with production of units of the CATCHER(TM) device (which, as noted above, will vary based on the number of units that we decide to have manufactured), we anticipate that our most significant costs during the next 12 months will be the following items:

         o Research and development expenses, including salaries and associated employee benefits and travel, engineering and design services, and testing and certification for FCC Type and Military 810F, are currently anticipated to total approximately $5.8 million;

         o Sales and marketing expenses, which consist primarily of salaries, associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses and the costs of programs aimed at increasing revenue such as advertising, trade shows, public relations and other market development programs, are currently anticipated to total approximately $1.8 million; and

         o General and administrative expenses, which consist of salaries of our management, finance and administrative staff, and associated employee benefits and travel; facilities costs; information systems costs; legal, accounting and other professional fees; and other corporate costs, are currently anticipated to total approximately $3.0 million.

         Catcher completed the initial prototype of the CATCHER(TM) device during August 2005 and expects to complete development and begin production during the first quarter of 2006. We expect to complete the FCC testing and Military 810F certification as part of this process, and again at the time of any revision or new version of the product. We anticipate developing new product versions with improved functionality or additional features which will require retesting and recertification, although no specific schedule exists or has been presently committed to for future development versions other than the initial unit.

COST OF SALES

         Cost of sales will consist primarily of direct costs of the manufactured units, wages of operational employees and cost of training. Many factors are anticipated to affect Catcher's gross margin, including, but not limited to, market conditions, competition, production order volumes and supplier pricing. As noted above, management currently does not anticipate that Catcher will operate its own production facilities, as it intends to outsource production to a third party manufacturer.

EXPENSES AND CAPITAL EXPENDITURES

         Catcher's principal expenditures have resulted primarily from research and development expenses and general and administrative expenses. Research and development expenses incurred in the design, development and testing of our product include compensation and benefits for management and staff, engineering and consulting services, electronic parts, testing, and other miscellaneous expenses. General and administrative expenses include all corporate and administrative functions that serve to support Catcher's current and future operations and provide an infrastructure to support future growth. Major items in this category include compensation and benefits for management and staff, travel related expenses, professional services, and other miscellaneous expenses.

         For the year to date through September 30, 2005, we have incurred operating expenses totaling approximately $8,429,000, of which approximately $1,461,000 was incurred for research and development, approximately $69,000 for sales and marketing, and approximately $1,348,000 for general and administrative. In addition, Catcher has recognized approximately $5,551,000 of non-cash related expenses in the form of acquired research and development and non-cash compensation expense. These non-cash expenses resulted from the 6,218,739 shares of Common Stock that Catcher sold before we acquired Catcher, in exchange for property and services from the founders for $0.001 per share. The difference between the fair value of the shares of $0.89 and the price paid resulted in these non-cash related expenses during the three and nine months ended September 30, 2005.

         For the year to date through September 30, 2005, we have incurred approximately $8,428 in capital expenditures. Future requirements will include computers, office equipment, software, etc. We do not anticipate significant capital expenditure spending in the future for capital equipment or machinery.

CRITICAL ACCOUNTING PRINCIPLES

         Below is a brief description of key accounting principles which the Company has adopted in determining its recognition of revenues and expenses.

REVENUE RECOGNITION

         Sales revenue will be recognized as products are delivered to the Company's customers. The Company may also collect license fees for the right to sell the CATCHER(TM) device. Rates for such licenses are yet to be established. The Company is in its development phase and has no existing customers or revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our primary source of liquidity is the $4.5 million in proceeds generated from the private offering of shares of Catcher's stock and Series A and Series B Warrants immediately prior to our acquisition of Catcher. Our principal uses of cash have been for research and development and general and administrative expenses.

         From October 21 through October 27, 2005, a total of 22 investors holding Series A Warrants made a partial exercise of such Series A Warrants, purchasing an aggregate of approximately 1,108,000 shares of our common stock in exchange for aggregate proceeds to us of approximately $1.66 million.

         We currently have outstanding Series A warrants and Series B warrants to purchase an aggregate of 3,392,360 shares of our common stock (the "Warrants"). There are 1,142,167 Series A Warrants outstanding. Each Series A Warrant will entitle the holder to purchase one share of our common stock at $1.50 per share (the "Series A Exercise Price"), exercisable for a period of five years. Once the common stock issuable upon exercise of the Series A Warrants is registered with the SEC, we may call the Series A Warrants upon notice to the warrant holder from time to time at any time that the common stock closes at or above $2.50 per share for ten (10) consecutive trading days at an average volume of 40,000 shares per day during the ten-day trading period, PROVIDED THAT, within twenty (20) business days after the date of such notice, the warrant holder will have the right to exercise, under the terms and conditions of the Series A Warrants, all or a part (but not less than 25%) of the Series A Warrants held at the Series A Exercise Price. From and after the expiration of such twenty (20) business day notice, we may repurchase all Series A Warrants then held for a purchase price of $0.01 per Series A Warrant unless and to the extent that the Series A Warrant holder first exercises Series A Warrants at the Series A Exercise Price.

         There are 2,250,193 Series B Warrants outstanding. Each Series B Warrant entitles the holder to purchase one share of common stock at $2.00 per share (the "Series B Exercise Price"), exercisable for a period of five years. Once the common stock issuable upon exercise of the Series B Warrants is registered with the SEC, we may call the Series B Warrants upon notice to the warrant holder from time to time at any time that the common stock closes at or above $3.33 per share, for ten (10) consecutive trading days at an average volume of 40,000 shares per day during the ten-day trading period; PROVIDED THAT, within twenty (20) business days after the date of such notice, the warrant holder will have the right to exercise, under the terms and conditions of the Series B Warrants, all or a part (but not less than 25%) of the Series B Warrants held at the Series B Exercise Price. From and after the expiration of such twenty (20) business day notice, we may repurchase all Series B Warrants then held for a purchase price of $0.01 per Series B Warrant unless and to the extent that the Series B Warrant holder first exercises Series B Warrants at the at the Series B Exercise Price.

         We also have outstanding a warrant to purchase 65,000 shares of our common stock issued to Jeff Gilford, our Chief Financial Officer, for an exercise price of $3.74 per share and a warrant to purchase 20,000 shares of its common stock to Stanley Blackburn for an exercise price of $3.74 per share, each of which was issued in connection with accounting and advisory services rendered by Blackford Partners.

         Based on our current operating plan, we anticipate that we will require approximately a range of $10 million to $15 million of additional capital over the next 12 months. Our most significant anticipated costs during the next 12 months are described above under "Plan of Operations." We anticipate that the additional capital will come principally from the proceeds from exercise of some or all of the outstanding warrants described above, customer deposits, working capital generated from unit sales, debt financing, vendor credit terms, or sale of securities.

         We will require substantial additional capital in order to complete the future development of our business, implement our business plan and reach the point where the cash flow generated from our operations will be sufficient to satisfy our liquidity and capital requirements. Other than as described above, we may seek to arrange other forms of financing to fulfill these capital needs, in the event that the cash generated by our operations is insufficient to fund the future development of our business. The other forms of business financing that may be obtained through third parties may include various combinations of equity, debt and bank financing.

         In light of the limited stockholders' equity as well as our lack of operating history, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all, to fund the development of our business. In any of such events, the growth of our business and prospects would be materially and adversely affected. As a result of any such financing, the holders of the common stock may experience substantial dilution, if available.

         Since inception, we have not generated revenue and there can be no assurance that we will generate revenue in the future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Increases in interest rates will affect the cost of financing and may affect our ability to obtain favorable financing terms in order to grow as anticipated.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

         We do not have any off balance sheet financing arrangements.

IMPACT OF INFLATION

         We believe that our results of operations are not dependent upon moderate changes in inflation rates because we expect that we will be able to pass along component price increases to our customers.

SEASONALITY

         We do not expect any material seasonality in sales fluctuations in the market for our products.

RECENTLY ISSUED ACCOUNTING STANDARDS AND CRITICAL ACCOUNTING POLICIES

         In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). Previously, APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods' financial statements. We will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 when such a change arises after the effective date of January 1, 2006.

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

RISK FACTORS
AN INVESTMENT IN OUR COMMON STOCK IS HIGHLY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE RISK FACTORS DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS QUARTERLY REPORT AND OUR OTHER SEC FILINGS BEFORE YOU DECIDE WHETHER TO BUY OUR COMMON STOCK. FURTHERMORE, ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR OPERATIONS. THE OCCURRENCE OF ANY OF THESE RISKS COULD HARM OUR BUSINESS. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

RISKS SPECIFIC TO US

CATCHER IS NEWLY FORMED AND HAS NO OPERATING HISTORY. THEREFORE, THERE IS NO HISTORICAL OR CURRENT OPERATING INFORMATION UPON WHICH AN INVESTOR CAN BASE ITS INVESTMENT DECISION.

         Catcher has no operating history on which to base an evaluation of its business and prospects. To date, Catcher has engaged primarily in finalizing its business plan, securing rights to essential technology, research and development, and making arrangements necessary to begin operations. Catcher has not yet initiated discussions with prospective customers or strategic business partners, other than preliminary discussions with potential value-added resellers ("VARs") and third-party manufacturers. Our prospects must be considered in light of the risks frequently encountered by a start-up technology company formed to engage in a relatively new, potentially highly competitive industry.

         Moreover, as a start-up business, Catcher has no prior experience in implementing and managing its planned business in an operational setting. Accordingly, there can be no assurance that Catcher will be able to successfully implement its business plans.

         We cannot provide any assurance that we will be successful in addressing the risks which we may encounter, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

WE MAY NEVER ACHIEVE REVENUES OR PROFITABILITY.

         While we believe that our CATCHER(TM) device is a highly distinctive concept, its distinctiveness adds to the speculative nature of our business because we are not aware of any comparable products that we can look to in order to access the marketability and demand for our product. We can provide no assurance that we will ever achieve any revenues or profitable operations from our planned operations.

IF CATCHER IS UNABLE TO OBTAIN AND MAINTAIN PATENT AND OTHER INTELLECTUAL PROPERTY OWNERSHIP RIGHTS RELATING TO THE CATCHER(TM) DEVICE IT MAY NOT BE ABLE TO SELL THE CATCHER(TM) DEVICE.

         Catcher owns all of the right, title and interest in and to the patent application on the CATCHER(TM) device, Patent Application No. 10/885,515 (Portable Handheld Security Device) (the "Patent"). If the Patent issues it will be presumed valid, but there is no assurance that it will not be successfully challenged or circumvented by competitors or others. Catcher has no assurance that the United States Patent and Trademark Office will issue the Patent or that the scope of any claims granted in an issued Patent will provide broad protection or a competitive advantage to Catcher. If the Patent fails to issue in sufficient scope or at all, or if the Patent issues but Catcher fails to maintain and enforce its rights in the issued patent, or if Catcher fails to maintain and protect its rights in its other intellectual property, including its know-how, trade secrets and trademarks, such failures, individually and in the aggregate, could have a material adverse effect upon our business prospects, financial condition and results of operations. In addition, we have and we intend from time-to-time, to file additional patent applications directed to enhancements to the CATCHER(TM) technology. Such applications may include new applications, continuations and continuations in part of existing applications, and foreign applications corresponding to any or all of these. If such patents issue, they will be presumed valid, but there is no assurance that they will not be successfully challenged or circumvented by competitors or others.

         Moreover, although it is not aware of any existing impediments, Catcher has no assurance that it will be able to operate without infringing upon the proprietary rights of third parties.

         Catcher may have to alter its products or processes, pay licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights or other intellectual property rights of third parties resulting in a material adverse effect upon our financial condition, results of operations and future prospects.

         In particular, we have become aware of a continuing patent application published on March 17, 2005 in the name of Tony Verna of ScanZ Communications, Inc. (the "Verna

Application") that includes various prospective claims. If the Verna Application issues as a patent, the claims may cover one or more aspects of the CATCHER(TM) device. We cannot predict whether the Verna Application will ever issue as a patent, and if so, the scope and content of any such patent.

        Catcher also relies upon trade secrets and other unpatented proprietary technology. No assurance can be given that Catcher can meaningfully protect its rights with regard to such unpatented proprietary technology or that competitors will not duplicate or independently develop substantially equivalent technology.

WE MAY BE SUBJECT TO POTENTIAL LITIGATION RELATING TO OWNERSHIP OF THE PATENT, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         Messrs. Ira Tabankin and Charles Sander were former employees of Scanz Communications, Inc. ("Scanz"), and Mr. Tabankin also served as a consultant to Scanz, during which time Scanz had under development a handheld portable device that might be used for security purposes as well as in a sports-event setting, which was Scanz' principal business focus and the principal focus of its product development. The Scanz employment agreements with Messrs. Tabankin and Sander provided that Scanz would own intellectual property conceived or first reduced to practice during employment. The consultancy agreement between Mr. Tabankin and Scanz provided that intellectual property rights that may be claimed by Scanz in connection with a development by Mr. Tabankin during or before the consultancy would be the property of Scanz. Scanz or its licensees may claim that the CATCHER(TM) device was conceived or first reduced to practice during the employment of Messrs. Tabankin and/or Sander or that the intellectual property comprising the CATCHER(TM) device could be claimed by Scanz. If Scanz or its licensee made any such claims, we believe that, as Catcher was the assignee of the intellectual property rights in the CATCHER(TM) device, it would have strong defenses to any such claims for numerous reasons, including that the intellectual property constituting the CATCHER(TM) device is distinguishable from the developments made during the aforesaid employments and consultancy. However, if Scanz or its licensee were to prevail in such a claim, such event could have a material adverse effect upon our financial condition, results of operations and future prospects. Furthermore, even if we were to prevail, litigation could result in substantial costs and divert management's attention and resources from our business.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPLETE THE DEVELOPMENT OF THE CATCHER(TM) DEVICE, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

        Our business plan is based on the successful completion of the development of the CATCHER(TM) device aND the eventual sale of such device. If we are unable to successfully complete the development of the CATCHER(TM) device we will have to abandon our business plan which would have a material adverse affect on our financial condition, results of operations and future prospects.

CATCHER MAY BE UNABLE TO ADAPT TECHNOLOGY TRENDS OR EVOLVING INDUSTRY STANDARDS WHICH WOULD IMPEDE CATCHER'S ABILITY TO SUCCESSFULLY DEVELOP AND SELL NEW PRODUCTS.

         The CATCHER(TM) device is essentially a composite of many different technologies from various industrieS, including the consumer electronics and communications industries. Catcher will need to adapt to competitively significant changes in component technology in these industries as well as to advanced technology used by its competitors. New products based on new technologies or new industry standards expose Catcher to risks of technical or product obsolescence. Catcher may not be successful in using new technologies effectively, developing new product iterations or enhancing existing products in a timely manner. If Catcher is unable to adapt to technology trends and evolving industry standards, our financial condition, results of operations and future prospects will be materially adversely affected.

         Our future is entirely dependent on Catcher's successful development of its technology, products and services. The CATCHER(TM) device is still in the development stage. There is no assurance that when we complete development of the CATCHER(TM) device it will perform as expected or that it will be accepted in our target market.

IF WE ARE UNABLE TO SUCCESSFULLY RESOLVE OUR DISAGREEMENT WITH PROJECT PERFORMANCE CORP. ("PPC"), OUR FINANCIAL RESULTS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

        LCM had previously discussed with PPC limiting the scope of the teaming arrangement between LCM and PPC to cooperation on the development of a proposal for the Technical Support Working Group ("TSWG"), and LCM's principal believed they he had signed such an agreement with PPC. After the formation of Catcher, PPC was asked to prepare a duplicate of the teaming agreement it had previously entered into with LCM, and to submit it to us for execution. PPC provided a form agreement to us which, according to its terms, conferred on PPC the right to act as the "exclusive reseller, systems integrator and program manager in connection with all sales of the CATCHER(TM) device (including any modifications and/or improvements thereto and any derivations thereof) to any governmental agency or entity (including, without limitation, any federal, state, local and quasi-governmental agency) or to any other company or entity that provides transportation, telecommunications and/or security-related services." Believing that the agreement presented to us by PPC was identical to what was believed to be the non-exclusive agreement between LCM and PPC relating solely to TSWG, we signed the agreement provided by PPC, which contains the exclusivity provisions quoted above. A search for the agreement between LCM and PPC revealed an unsigned version of the TSWG-specific agreement, which reinforced the belief that PPC had submitted to us a contract with exclusivity provisions instead of what was believed to be the narrowly focused agreement that PPC had with LCM.

         When PPC claimed to have exclusive rights, we objected, based on our belief that PPC's rights were limited in scope to development activity in connection with TSWG. In the course of negotiations with PPC, PPC produced what it represented to be a signed copy of the agreement it had with LCM containing exclusivity provisions that are identical to those contained in the signed agreement between PPC and us. We have reached an agreement in principle with PPC to resolve the dispute by declaring null and void all prior agreements and purported agreements between Catcher and PPC in exchange for the payment by Catcher to PPC of $50,000, payable over a period of time to be determined with reference to the achievement by Catcher of certain production milestones, with an outside final payment date of not later than September 30, 2006. Catcher is optimistic that its differences with PPC will be resolved in this manner within the near term. If that does not occur, we believe that Catcher may be entitled to terminate the purported existing agreement with PPC pursuant to its own terms, which entitle Catcher to terminate the agreement on 60 days' notice if Catcher determines in good faith that it is not receiving the benefits it expected to receive in connection with the Agreement.

If PPC were to prevail in any attempt to enforce the teaming agreement with exclusivity provisions, and if Catcher's exercise of its termination rights were found to be legally ineffective,

PPC's continued involvement would be required in order for us to sell our products directly or indirectly to a significant part of our potential customer base. This result would materially increase our cost structure and would likely have a material adverse effect on our financial condition, results of operations and future prospects.

WE PLAN TO RELY ON THIRD PARTY MANUFACTURERS, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO MANUFACTURE AND SELL OUR PRODUCTS.

         We do not intend to create facilities to manufacture the CATCHER(TM) device and therefore we will be dependent upon third parties to do so. Our reliance on third parties for the manufacture of our products creates a dependency that could negatively impact our sales and marketing efforts if the sources of such supply prove to be unreliable or unavailable. If the contracted manufacturing source is unreliable or unavailable, we may not be able to replace such manufacturer and could not go forward and our entire business plan could fail. In addition, agreements with such third parties may not be at the most cost effective terms and therefore we may incur high costs.

IF WE ARE UNABLE TO RETAIN KEY PERSONNEL, CONSULTANTS AND INDUSTRY PARTNERS, WE MAY BE UNABLE TO ACHIEVE OUR GOALS.

         Our success is heavily dependent on the continued active participation of our current executive officers, consultants and strategic partners. The loss of the services of one or more of these managers, consultants or strategic partners could have a material adverse effect upon our business, financial condition and results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies with products in the security market, and those that are potential entrants to the security market, is intense, and the loss of any such persons, or an inability to attract, retain and motivate additional highly skilled employees, technical and managerial personnel and consultants and advisors required for the development and expansion of our activities, could have a materially adverse effect on our financial condition, results of operations and future prospects.

         Catcher has entered into agreements with its executive officers containing non-disclosure and non-competition provisions. The non-competition agreements are limited in duration and are not effective under certain circumstances, such as the improper termination of the executive or the termination by the executive for good cause. Regardless of the non-competition agreements executed with executives, there can be no assurance that executives will remain associated with us or that they will not compete, directly or indirectly, with it. Moreover, the enforceability and scope of non-competition agreements are often litigated and there is no assurance that such provisions will be enforceable as written.

OUR MANAGEMENT TEAM HAS LIMITED EXPERIENCE IN OPERATING A BUSINESS AND THERE IS NO ASSURANCE THAT THEY WILL BE ABLE TO SUCCESSFULLY OPERATE A BUSINESS.

         None of our or Catcher's current management team has had substantial operational experience running a business such as contemplated by our plans and there is no assurance that they will be able to do so.

WE ARE CONTROLLED BY OUR OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS, WHICH COULD DELAY, DEFER OR PREVENT US FROM TAKING AN ACTION WHICH OUR STOCKHOLDERS MAY OTHERWISE VIEW FAVORABLY AND WHICH MAY DECREASE THE PRICE OF OUR COMMON STOCK.

         Our directors and executive officers and their affiliates beneficially own approximately 36% of the outstanding shares of our capital stock. In the normal course, our executive officers and directors and their affiliates, viewed as a group, would likely have the ability to substantially influence all matters submitted to stockholders for approval, including: (1) election of our board of directors; (2) removal of any director; and (3) amendment of our certificate of incorporation or bylaws. Furthermore, until June 2009, our Chairman and Chief Technology Officer, Ira Tabankin, will hold one share of our Series A Preferred Stock giving him the right to appoint one member of our board of directors. Mr. Tabankin may appoint himself or another person. Moreover, together, the management stockholders will have substantial influence over our management and affairs. Our other stockholders will likely have no practical ability to remove our management or affect our operations or business.

WE DID NOT REPORT IN ANY REQUIRED FILING WITH THE SEC THAT OUR CHARTER WAS REVOKED BY THE STATE OF DELAWARE FOR FAILING TO FILE ANNUAL REPORTS AND PAY ANNUAL STATE FRANCHISE TAXES AND WE MAY FACE PENALTIES OR BE SUBJECT TO AN ENFORCEMENT ACTION BY THE SEC WHICH COULD HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR COMMON STOCK.

         On March 1, 2001, the State of Delaware revoked our charter for failure to file our annual report with the State of Delaware for the years 1999 and 2000 and failure to pay our franchise tax for those years. On May 29, 2003, we filed a Form 10-SB with the SEC to become a reporting company. We amended the Form 10-SB in July 2003. Our charter in the State of Delaware was revived on March 31, 2005 after payment of franchise taxes due with penalties and interest in an amount equal to $592.40. During the period since becoming a reporting company until we filed our amended 8-K on July 15, 2005 (the "Omission Period"), we had not reported the fact of such revocation on any report or Form that we have filed or are required to be filed with the SEC, including quarterly and annual reports (including the annual report that was filed by us on March 31, 2005) and the Form S-8 filed by us in connection with our registration of certain of our shares on May 6, 2004. We may be subject to potential liability to stockholders who purchased securities from us during the Omission Period. The omission may also subject us to possible liability for violation of the regulations of the SEC under the Securities Act and the Securities Exchange Act. While we have obtained written waivers of liability from our stockholders who purchased our securities during the Omission Period, we offer no opinion on the effect of such waivers or whether or not the SEC would exercise its enforcement discretion and if it did, what action, if any, it would take.

WE WILL INCUR LOSSES ONCE WE BEGIN OPERATIONS WHICH WILL CONTINUE FOR THE FORESEEABLE FUTURE. WE WILL REQUIRE ADDITIONAL CAPITAL FINANCING IN CONNECTION WITH OUR PLANNED EXPANSION OF OPERATIONS AND MAY HAVE DIFFICULTY OBTAINING SUCH ADDITIONAL CAPITAL ON ACCEPTABLE TERMS OR AT ALL. IF ADEQUATE FUNDS ARE NOT AVAILABLE, WE MAY BE REQUIRED TO CURTAIL OUR OPERATIONS, OR OBTAIN FUNDS ON UNFAVORABLE TERMS.

Our available resources will not be sufficient, without additional financing, to achieve commercial operation. We expect to incur operating losses until we have completed development and testing of our products, negotiated a number of customer contracts on favorable terms and successfully served such customer accounts. If revenues from operations are insufficient to support our planned expanded operations, we will need access to debt and/or equity capital. If public or private financing is not available when needed or is not available on terms acceptable to us, our growth and revenue-generating plans may be materially impaired. Such results could have a material adverse effect on our financial condition, results of operations and future prospects.

         As described above under "Liquidity and Capital Resources," we have issued and outstanding warrants to purchase the common stock. Under certain circumstances certain of those warrants are callable by us. There can be no assurance that our right to call the warrants will be triggered or that the holders of such warrants will exercise the warrants.

RISKS RELATED TO OUR INDUSTRY.

THE SECURITY MARKET IS HIGHLY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE EFFECTIVELY.

         The security market is diverse and highly competitive and is characterized by relatively low entry barriers. Moreover, it is subject to constant technological change and intense marketing by providers who may be capable in a short period of time to introduce similar products to the CATCHER(TM) device. We expect that new competitors are likely to join the security market with an initial entry into the air transportation submarket, the same market entry strategy employed by us. Many of our potential competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, sales, marketing and other resources and experience, including more established relationships with vendors, distributors and partners, than we have. In the event that such a competitor expends significant sales and marketing resources in one or several of the security market segments where we compete, we may not be able to continue to compete successfully in such markets. We believe that there will be significant competition in the security market for products having similar functionality to the CATCHER(TM) device. Such competition will exert downward pressure on prices. In addition, the pace of technological change could make it impossible for us to keep pace with such competitors in such an environment. If our competitors were to provide better product at better prices, our financial condition, results of operations and future prospects will be materially adversely affected.

COMPETITION FROM A MYRIAD OF SOURCES COULD ADVERSELY AFFECT US.

         Many of the aspects of our business are currently and potentially highly competitive. We will compete with numerous other companies in different segments of the security market with the financial and technological ability to compete with us. Moreover, it is possible that the Patent, if it issues, will not provide Catcher with adequate protection from companies capable of circumventing it. In addition, the Patent is not based on technological innovation in any particular function of the CATCHER(TM) device, but rather on its total functional concept. This concept could be copied or improved upon by competitors over a period of time that may be short. Many of these potential competitors have substantially greater capital and other resources than we do and many are better situated to attract experienced technical and other personnel. Our current competitive edge in large part depends upon the extensive knowledge of Catcher's management team in creating and thus far developing the CATCHER(TM) device and in its relationships with the Catcher's strategic partners and potential customer base. While we believe that this is a significant competitive advantage, it is not one that depends upon any resource that is unique to us. If we were to lose this competitive advantage, such loss would have a material adverse effect on our business prospects, financial condition and results from operations.

RISKS RELATED TO THE SECURITIES MARKETS AND INVESTMENTS IN OUR COMMON STOCK THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH MAY LIMIT OUR ABILITY TO RAISE CAPITAL IN THE FUTURE OR CAUSE INVESTMENT LOSSES FOR OUR STOCKHOLDERS.

         The trading price of our common stock may fluctuate substantially for many reasons, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

         o price and volume fluctuations in the overall stock market from time to time;

         o fluctuations in stock market prices and trading volumes of similar companies;

         o actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

         o        general economic conditions and trends;

         o        major catastrophic events;

         o        sales of large blocks of our stock;

         o        departures of key personnel;

         o        events affecting any strategic partners or collaborators;

         o announcements of new products or technologies, commercial relationships or other events by us or our competitors;

         o regulatory developments in the United States and other countries;

         o failure of our common stock to be quoted on the OTC Bulletin Board or listed on the Nasdaq Small Cap Market, American Stock Exchange, or other national securities market or exchange;

         o        changes in accounting principles; and

         o discussion of us or our stock price by the financial and scientific press and in online investor communities.

         In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business.

OUR COMMON STOCK IS CONSIDERED TO BE "PENNY STOCK."

         Our common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1, promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a "penny stock" for the investor's account. We urge potential investors to obtain and read this disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Rule 15g-9 promulgated under the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any "penny stock" to that investor. This procedure requires the broker-dealer to:

         o obtain from the investor information about his or her financial situation, investment experience and investment objectives;

         o reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has enough knowledge and experience to be able to evaluate the risks of "penny stock" transactions;

         o provide the investor with a written statement setting forth the basis on which the broker-dealer made his or her determination; and

         o receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

         Compliance with these requirements may make it harder for investors in our common stock to resell their shares to third parties. Accordingly, our common stock should only be purchased by investors who understand that such investment is a long-term and illiquid investment, and are capable of and prepared to bear the risk of holding the common stock for an indefinite period of time.

WE MAY INCUR INCREASED COSTS AS A RESULT OF RECENTLY ENACTED AND PROPOSED CHANGES IN LAWS AND REGULATIONS RELATING TO CORPORATE GOVERNANCE MATTERS WHICH MAY CAUSE US TO REALLOCATE OUR SOURCES, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

         Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the SEC and by the Nasdaq Stock Market, will result in increased costs to us as we evaluate the implications of these laws and regulations and respond to their requirements. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

A LIMITED PUBLIC TRADING MARKET MAY CAUSE VOLATILITY IN THE PRICE OF OUR COMMON STOCK.

         Our common stock is currently quoted on the OTC Bulletin Board. The quotation of our common stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experience extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings.

WE MAY NOT BE ABLE TO ACHIEVE SECONDARY TRADING OF OUR STOCK IN CERTAIN STATES BECAUSE OUR COMMON STOCK IS NOT NATIONALLY TRADED.

         Because our common stock is not approved for trading on the Nasdaq National Market or listed for trading on a national securities exchange, our common stock is subject to the securities laws of the various states and jurisdictions of the United States in addition to federal securities law. This regulation covers any primary offering we might attempt and all secondary trading by our stockholders. While we may register our common stock or qualify for exemptions for our common stock in one of more states, if we fail to do so the investors in those states where we have not taken such steps may not be allowed to purchase our stock or those who presently hold our stock may not be able to resell their shares without substantial effort and expense. These restrictions and potential costs could be significant burdens on our stockholders.

WE ARE ABLE TO ISSUE SHARES OF PREFERRED STOCK WITH RIGHTS SUPERIOR TO THOSE OF HOLDERS OF OUR COMMON STOCK WHICH MAY ADVERSELY AFFECT OUR COMMON STOCK.

         Our Certificate of Incorporation provides for the authorization of 999,999 shares of "blank check" preferred stock. Pursuant to our Certificate of Incorporation, our board of directors is authorized to issue such "blank check" preferred stock with rights that are superior to the rights of holders of our common stock. The issuance of such preferred stock may adversely impact the rights of holders of our common stock.

IF WE ISSUE ADDITIONAL SHARES OF STOCK, SUCH ISSUANCES CAN DILUTE THE TANGIBLE NET BOOK VALUE OF SHARES OF OUR OUTSTANDING STOCK.

         We may issue shares of stock at a purchase price that is substantially lower than the market price of shares of our common stock, without stockholder approval. If we issue such shares of stock, then the tangible net book value of shares of our outstanding stock will be diluted.

ADDITIONAL AUTHORIZED SHARES OF COMMON STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET FOR OUR COMMON STOCK AND DILUTE THE INTERESTS OF OUR STOCKHOLDERS.

         We are authorized to issue 50,000,000 shares of our common stock. As of September 30, 2005, we had 12,500,369 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants and options. To the extent the shares of common stock are issued or options and warrants are exercised, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution. Additionally, sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock market price.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET.

         From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 ("Rule 144") promulgated under the Securities Act of 1933, as amended (the "Securities Act of 1933"), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company who has satisfied a two-year holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

         An aggregate of 15,490,404 shares of common stock are being registered with the SEC pursuant to a registration statement that we originally filed with the SEC on August 1, 2005. A portion of these shares may otherwise be eligible for future sale under Rule 144 after passage of the minimum one year holding period for holders who are not our officers, directors or affiliates. The registration and subsequent sales of such shares of common stock will likely have an adverse effect on the market price of our common stock when it commences to trade.

IT IS UNCERTAIN WHETHER WE WILL EVER PAY DIVIDENDS OR EVER PROVIDE AN OPPORTUNITY FOR ANY RETURN ON INVESTMENT. OUR SECURITIES SHOULD NOT BE PURCHASED BY PERSONS WHO CANNOT AFFORD THE LOSS OF THEIR ENTIRE INVESTMENT.

         It is uncertain whether we will ever pay dividends on our common stock. Moreover, under Delaware General Corporation Law, dividends can only be paid from surplus or, if no surplus, out of net profits for the then current or next preceding fiscal year and there is no assurance that any such surplus or profit will be generated. Our securities should not be purchased by persons who cannot afford the loss of their entire investment.

ITEM 3. CONTROLS AND PROCEDURES.

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As required by Rule 13a-15(b) of the Securities Exchange of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

         (b) CHANGES IN INTERNAL CONTROLS. There was no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         PART II

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.   EXHIBITS.

(a)      Exhibits

3.1. Certified copy of the Amended and Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission (the "SEC") on June 28, 2005.

3.2 Bylaws of the Registrant incorporated by reference to Exhibit 2.2 of the Form 10-SB filed with the SEC on May 29, 2003, as amended by Amendment No. 1 to the Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on August 1, 2005.

4.1 Form of Series A Warrant issued to investors incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed with the SEC on July 15, 2005.

4.2 Form of Series B Warrant issued to investors incorporated by reference to Exhibit 4.2 to the Form 8-K/A filed with the SEC on July 15, 2005.

4.3      Form of Warrant issued to Stan Blackburn incorporated by reference to
         Exhibit 4.1 to the Form 8-K filed with the SEC on June 28, 2005.

4.4      Form of Warrant issued to Jeff Gilford incorporated by reference to
         Exhibit 4.2 to the Form 8-K filed with the SEC on June 28, 2005.

10.1 Employment Agreement Amendment Letter dated July 29, 2005 with Ira Tabankin incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 1, 2005.

10.2 Employment Agreement Amendment Letter dated July 29, 2005 with Charles Sander incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on August 1, 2005.

10.3 Employment Agreement Amendment Letter dated July 29, 2005 with John Sutton incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on August 1, 2005.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                  CATCHER HOLDINGS, INC.


Date: November 9, 2005        By:   /s/ Charles Sander
                                    --------------------------------------------
                                    Name:  Charles Sander
                                    Title:    Chief Executive Officer
                                    (Principal Executive Officer)


Date: November 9, 2005        By:   /s/ Jeff Gilford
                                    --------------------------------------------
                                    Name:  Jeff Gilford
                                    Title:    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)