Form 10KSB
period 2005-12-31
CATCHER HOLDINGS INC
filed 2006-03-29
CIK 1230802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 000-50299

CATCHER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	62-0201385
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

39526 Charlestown Pike

Hamilton, Virginia 20158

(540) 882-3087

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Registrant had revenues for its most recent fiscal year of $0.

Indicate the number of shares outstanding of each issuer’s classes of Common Stock, as of the latest practicable date. At March 17, 2006, 17,139,726 shares of Common Stock, $.001 par value, were outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant on March 17, 2006, was $40,407,843.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”) or portions of the registrant’s 10-KSB/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement or 10-KSB/A will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2005.

PART I

ITEM 1. BUSINESS

Company Overview

Catcher Holdings, Inc. (“Catcher” or the “Company”) has developed the CATCHER™ device, a ruggedized portable computer built to military standards that incorporates voice, video, data, and biometric information with multiple wireless and wired communications capabilities. We expect the device to be part of the worldwide enterprise mobile device platform marketplace, which is comprised of commercial-grade, semi-rugged/rugged and fully rugged form products.

Our initial product, the CATCHER™ device is completing the final stages of development, with the Company having completed the initial prototype in August 2005. We obtained the necessary Federal Communications Commission (“FCC”) equipment certification for the prototype in October 2005, as well as successfully completed the European Union’s CE testing in November 2005. The Company has secured initial purchase orders and we anticipate initial production to start by March 31, 2006.

The CATCHER™ device is a patent pending product built to pass the testing as set forth in Military Standard 810F. It is a ruggedized portable personal computer that integrates features of several individual devices, including a personal computer utilizing Microsoft® XP Pro with Tablet PC capabilities as its operating system, two digital cameras with patent pending digital watermarking technology, wireless and wired communications, global positioning satellite receiver, video conferencing, and a biometric finger print reader. The CATCHER™ device utilizes an Intel Pentium M processor. The prototype unit, which was completed in August 2005, weighs only 3.5 lbs., is 10 inches in width, 7.25 inches in height, 2.25 inches in depth, and has a daylight-viewable 6.4 inch diagonal VGA backlit touch screen.

The CATCHER™ product enables multiple video/audio streams to be operated from a portable unit; it also introduces watermarking technology for digitally recorded video/digital stills and audio tied to GPS. The CATCHER™ product was designed for non-computer literate users, is light weight, and built to withstand common abuse. It is designed to be used in a broad temperature range of -30 to +55C, 100% humidity, and in highly dusty environments. Catcher is developing a series of accessories to support the product, which will include extra batteries, a docking port, a vehicle install kit, and a “holster” to allow easy transportability of the CATCHER™.

History of the Company

We were originally incorporated in the state of Delaware on August 25, 1998 under the name U.S. Telesis, Inc. On May 20, 1999, we merged with and into Woodland Communications Group, Inc. and on June 3, 1999, we changed our name to U.S. Telesis Holdings, Inc. On March 1, 2001, the State of Delaware revoked our charter for failure to pay franchise taxes. On May 29, 2003, we filed a Form 10-SB under the Securities Exchange Act of 1934, as amended, to become a reporting company and subsequently amended the Form 10-SB in July 2003. On March 31, 2005 the state of Delaware reinstated our charter upon payment of the overdue franchise taxes, including interest and penalties. On May 4, 2005, we acquired Catcher, Inc., a Delaware corporation (“Catcher”), pursuant to three simultaneous stock purchase agreements with the holders of the issued and outstanding stock of Catcher (the “Acquisition”), as a result of which Catcher, a development stage operating company, become our wholly-owned subsidiary and our sole operating company. For financial reporting purposes, we have treated the Acquisition as a reverse merger. As a result of the foregoing as well as the fact that the Acquisition is treated as a reverse merger of Catcher, the historical financial statements of Catcher became our historical financial statements after the Acquisition. On May 4, 2005, Catcher entered into an agreement with LCM Technologies, Inc. a Delaware corporation (“LCM”), which was a development stage operating company developing the CATCHER™ device. Under the agreement, Catcher purchased substantially all of the assets and liabilities of LCM. The transaction was accounted for as a reverse merger. Accordingly, the historical financial statements of LCM Holdings will be Catcher’s financial statement for reporting purposes.

Since the Acquisition of Catcher Inc., we have accomplished the following:

•	Named our independent Directors and established a compensation, audit, and nominating and corporate governance committees;

•	Completed the prototype development of the CATCHER™ device;

•	Obtained the necessary FCC equipment certification for Type 15 class B;

•	Obtained certification to post the “CE” mark required of all electrical and mechanically operated equipment of non-European Community origin to be legally operated and sold within the European Union;

•	Entered into an outsourcing contract manufacturing agreement with KeyTronic Corporation for production of the device and commenced efforts required to begin initial low rate production;

•	Engaged the market by entering into Value Added Reseller (“VAR”) and manufacturing services representative agreements, and have been named as a certified supplier to Unisys Corp.;

•	Received initial low volume purchase orders from sources including Unisys Corp., Engineering and Professional Services, Inc. (“EPS”), CGI Communications Services, Inc., and Battelle Memorial Institute on behalf of an agency of the US government. The purchasers intend to use the units for testing, evaluation and demonstration purposes.

Growth Strategy

We have focused our efforts to date on research and development of the CATCHER™ device, and have recently completed the initial development. We have commenced initial sales efforts and by the end of the first quarter of 2006 intend to commence “low rate” production.

The Company intends to market the CATCHER™ device directly through strategic relationships with VARs, established distributors, integrators and Original Equipment Manufactures (OEMs), who market their products and services to their customer base comprised of governmental agencies such as the Departments of Defense, Homeland Security and Justice, as well as law enforcement, municipalities, general aviation facilities, border and port facilities, and other security agencies. The Company also believes that the CATCHER™ product will have applicability in the field service utilities/communications, home repair, IT/office automation, industrial/transportation equipment repair markets, as well as medical and first responder organizations.

The Company is in various stages of contract negotiations with numerous VARs, which will generally include pricing and volume commitment terms. In addition, the Company has also started the process of becoming an “approved vendor” to government integrators who are not under a VAR agreement, enabling the Company to supply products to these relationships as demand is created. To date, the Company has entered into a VAR agreement with EPS (www.epscorp.com). EPS has over 20 years experience providing equipment, services and turnkey solutions to the U.S. Government. The Company has also been named as a certified supplier to Unisys Corp., and has received an initial order from Unisys which they will use to complete their evaluation process. Unisys will also place the CATCHER™ in their center of excellence, a showcase for their various products and services.

The channel of VARs, distributors, integrators and OEMs will be supported by the Company’s technical support staff, and independent manufacturing sales representatives. This approach will enable the Company to reduce marketing and sales force costs and expedite time to market, and leverage the depth and breadth of the channel relationships to provide front line support to the channel’s customer base.

The Company has outsourced production to a contract manufacturer. On November 22, 2005, the Company entered into a manufacturing agreement with KeyTronic EMS, a division of KeyTronic Corporation [Nasdaq:KTCC] (“KeyTronic”). Under the agreement, KeyTronic will manufacture the CATCHERTM device, at fixed unit prices dependent on monthly purchase volumes. The initial term of the agreement expires on December 31, 2009 and the agreement may be renewed for additional two-year terms. KeyTronic, with headquarters in Spokane, Washington, is a $200 million contract manufacturing company with more than 30 years experience and worldwide manufacturing capacity including the US, Mexico, and China. KeyTronic has a reputation for innovation and has become a value-added contract manufacturing partner to some of the world’s leading OEMs.

Competition and Market Risks

At present we are not aware of any significant direct competitive product based upon our own research and upon information that we developed from market participants and government agencies. There are many firms within or on the edge of the security market that offer non-ruggedized to ruggedized products with some of the product specifications of the CATCHER™ device, but there is not one known device of which we are aware of that directly competes on substantially the depth and breadth of specifications as the CATCHER™ device.

The portable ruggedized computer market is diverse and highly competitive; it has relatively low entry barriers. Moreover, it is subject to constant technological change and intense marketing by providers who may be capable in a short period of time of introducing products similar to the CATCHER™ device. We expect that new competitors are likely to enter this market by potentially using the same market entry strategy employed by us or by obtaining the technological, financial and other resources to be a significant competitor to us. The potential competitors may be significantly larger and have substantially greater market presence as well as have greater financial, technical, operational, sales, marketing and other resources and experience, including more established relationships with vendors, distributors and partners, than we have. In the event that such a competitor expends significant sales and marketing resources in one or several of the market segments where we compete, we may not be able to continue to compete successfully in such markets. We believe that there will be significant competition in the security market for products having functionality similar to the CATCHER™ device. See also “Risk Factors”.

Intellectual Property

On July 6, 2004, Ira Tabankin and John Sutton, also an employee of Catcher, filed with the United States Patent and Trademark Office (“USPTO”) a patent application on the CATCHER™ device, Patent Application No. 10/885,515 (Portable Handheld Security Device) (the “Patent”). The USPO has responded on December 12th with an “Office Action Summary report”, the company and counsel are currently reviewing this document and plan to respond in the first quarter of 2006. All of the right, title and interest in and to the Patent application was assigned to Catcher. On June 11, 2004, Ira Tabankin filed with the USPTO two Intent to Use Applications (Application Numbers 78/433,770 and 78/433,768) for the trademarks “CATCHER” and “SECURE CARGO VISION,” respectively, both in international class 9. The trademark applications are pending and the application for the “CATCHER” trademark was published for opposition on September 13, 2005. Catcher has been assigned all of the right, title, and interest in and to those trademark applications. We have and we intend, from time-to-time, to file additional patent applications directed to enhancements to the CATCHER technology. Such applications may, without limitation, include new applications, continuations and continuations in part of existing applications, and foreign applications corresponding to any or all of these. We believe that Catcher owns or can license all of the intellectual property necessary to conduct its business given the assumption that licensed technology and know-how will be available on terms and conditions acceptable to us to manufacture the CATCHER™ device to our specifications. On March 3, 2006, Ira Tabankin filed a provisional patent for new IP that is being incorporated into the CATCHER™ device. Mr. Tabankin signed over the provisional patent to Catcher on March 3, 2006. The company has 12 months to complete a full patent filing to back up this provisional patent application.

Governmental Regulation

The FCC has broad authority to establish rules, regulations, restrictions, and conditions to carry out the provisions of the Communications Act of 1934. The FCC has adopted rules to limit the potential for harmful interference caused by a radio frequency (“RF”) device to other RF devices. These rules also generally prohibit the marketing or sale of equipment generating RF energy, unless the equipment is tested to establish compliance with FCC technical standards and is authorized pursuant to applicable equipment certification procedures, such as certification, declaration of conformity, and verification. Low-power wireless transmitters are subject to the FCC’s certification procedures. The CATCHER™ device features a personal computer and therefore requires a declaration of conformity or certification. The CATCHER™ device also features a low-power wireless transceiver that has been separately authorized pursuant to an FCC certification.

In October 2005, the Company obtained certification for the prototype unit, and expects that it will obtain the same type of certification for the initial production units and future generations of the product thereafter. However, our business and results could be affected by rules and regulations that the FCC has adopted or may adopt in the future, as well as any failure to comply with those rules and regulations, or failure to obtain the required approvals thereunder.

Employees

As of December 31, 2005, we had seven full time direct employees. It is our intent to outsource most engineering, design, production, marketing, public relations, investor relations, human resources, and legal functions. We believe that we have good relations with our employees, and do not envision a work stoppage. None of our employees or consultants are represented by unions or collective bargaining agreements. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and outsourced relationships. Competition for qualified personnel in our industry and geographical location is intense. We cannot provide any assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified employees or engaging outsourced relationships to conduct our business in the future.

In addition, we have entered into consulting agreements with respect to marketing, public relations and investor relations with each of The Del Mar Consulting Group, Inc., Hayden Communications, Inc. and Kindred Strategies. See “Certain Relationships and Related Party Transactions.”

Available Information

We file reports with the Securities and Exchange Commission (SEC) and make available on our website under “investor relations,” free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.catcherinc.com. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Forward Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements regarding our expectations, hopes, beliefs or intentions regarding the future, including but not limited to statements regarding our market, strategy, competition, development plans (including acquisitions and expansion), financing, revenue, operations, and compliance with applicable laws. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail in the following paragraphs. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward- looking statement. Market data used throughout this report, including information relating to our relative position in the ruggedized portable computing industry, is based on published third party reports or the good faith estimates of management, which estimates are based upon their review of internal surveys, independent industry publications and other publicly available information. Although we believe that such sources are reliable, we do not guarantee the accuracy or completeness of this information, and we have not independently verified such information.

RISK FACTORS

An investment in our Common Stock is highly speculative and involves a high degree of risk. You should carefully consider the risk factors described below and the other information in this Annual Report on Form 10-KSB and our other SEC filings. We have included in this section a discussion of all risks that we consider material to the Company. However, additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. The occurrence of any of these risks could harm our business. In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment.

Risks Specific to Us

Catcher is in the early stages of its life cycle and has limited operating history. Therefore, there is limited historical or current operating information upon which an investor can base its investment decision.

Catcher has limited operating history on which to base an evaluation of its business and prospects. To date, Catcher has engaged primarily in research and development, securing rights to essential technology, product testing, engaging markets and distribution sources, and making other arrangements necessary to begin operations. To date, Catcher has entered into agreements with a limited number of VARs establishing distribution terms and conditions. Catcher has also initiated preliminary discussions with prospective customers or strategic business partners, as well as preliminary discussions with potential VARs and distributors. Our prospects must be considered in light of the risks frequently encountered by a start-up technology company formed to engage in a relatively new, potentially highly competitive industry.

Moreover, as an early stage company, Catcher has no prior experience in implementing and managing its planned business in an operational setting. Accordingly, there can be no assurance that Catcher will be able to successfully implement its business plans or strategies.

We cannot provide any assurance that we will be successful in addressing the risks which we may encounter, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may never generate revenues or achieve profitability, which failure would adversely impact the price of our Common Stock.

While we believe that our CATCHER™ device is a highly distinctive concept, its distinctiveness adds to the speculative nature of our business because we are not aware of any comparable products that we can look to in order to access the marketability and demand for our product. We can provide no assurance that we will ever achieve any revenues or profitable operations from our planned operations.

If we are unable to obtain and maintain patent and other intellectual property ownership rights relating to the CATCHER™ device, then we may not be able to sell the CATCHER™ device, which would have a material adverse impact on our results of operations and the price of our Common Stock.

Catcher owns all of the right, title and interest in and to the patent application on the CATCHERTM device, Patent Application No. 10/885,515 (Portable Handheld Security Device) (the “Patent”). If the Patent issues it will be presumed valid, but there is no assurance that it will not be successfully challenged or circumvented by competitors or others. Catcher has no assurance that the United States Patent and Trademark Office will issue the Patent or that the scope of any claims granted in an issued Patent will provide broad protection or a competitive advantage to Catcher. If the Patent fails to issue in sufficient scope or at all, or if the Patent issues but Catcher fails to maintain and enforce its rights in the issued Patent, or if Catcher fails to maintain and protect its rights in its other intellectual property, including its know-how, trade secrets and trademarks, such failures, individually and in the aggregate, could have a material adverse effect upon our business prospects, financial condition and results of operations. In addition, we have and we intend from time-to-time, to file additional patent applications directed to enhancements to the CATCHERTM technology. Such applications may include new applications, continuations and continuations in part of existing applications, and foreign applications corresponding to any or all of these. If such patents issue, they will be presumed valid, but there is no assurance that they will not be successfully challenged or circumvented by competitors or others.

Moreover, although it is not aware of any existing impediments, Catcher has no assurance that it will be able to operate without infringing upon the proprietary rights of third parties.

Catcher may have to alter its products or processes, pay licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights or other intellectual property rights of third parties, any of which could result in a material adverse effect upon our financial condition, results of operations and future prospects.

In particular, we have become aware of a continuing patent application published on March 17, 2005 in the name of Tony Verna of Scanz Communications, Inc. (the “Verna Application”) that includes various prospective claims. If the Verna Application issues as a patent, the claims may cover one or more aspects of the CATCHER™ device. We cannot predict whether the Verna Application will ever issue as a patent, and if so, the scope and content of any such patent.

Catcher also relies upon trade secrets and other unpatented proprietary technology. No assurance can be given that Catcher can meaningfully protect its rights with regard to such unpatented proprietary technology or that competitors will not duplicate or independently develop substantially equivalent technology.

We may be subject to potential litigation relating to ownership of the Patent, which could have a material adverse effect on our business and the price of our Common Stock.

Messrs. Ira Tabankin and Charles Sander were former employees of Scanz Communications, Inc. (“Scanz”), and Mr. Tabankin also served as a consultant to Scanz, during which time Scanz had under development a handheld portable device that might be used for security purposes as well as in a sports-event setting, which was Scanz’ principal business focus and the principal focus of its product development. The Scanz employment agreements with Messrs. Tabankin and Sander provided that Scanz would own intellectual property conceived or first reduced to practice during employment. The consultancy agreement between Mr. Tabankin and Scanz provided that intellectual property rights that may be claimed by Scanz in connection with a development by Mr. Tabankin during or before the consultancy would be the property of Scanz. Scanz or its licensees may claim that the CATCHER™ device was conceived or first reduced to practice during the employment of Messrs. Tabankin and/or Sander or that the intellectual property comprising the CATCHER™ device could be claimed by Scanz. If Scanz or its licensee made any such claims, we believe that, as Catcher was the assignee of the intellectual property rights in the CATCHER™ device, it would have strong defenses to any such claims for numerous reasons, including that the intellectual property constituting the CATCHER™ device is distinguishable from the developments made during the aforesaid employments and consultancy. However, if Scanz or its licensee were to prevail in such a claim, such event could have a material adverse effect upon our financial condition, results of operations and future prospects. Furthermore, even if we were to prevail, litigation could result in substantial costs and divert management’s attention and resources from our business.

We may not be able to successfully manage the transition from prototypes of the CATCHER™ device to full production units, which would have a material adverse effect on our business and the price of our Common Stock.

We have completed an initial prototype and are planning to commence production of a limited number of evaluation units to be made primarily available to VARs and prospective VARs and customers. Our business plan is based on our ability to successfully design and manufacture production units of the CATCHER™ device and the eventual sale of such device. If we are unable to successfully manage the transition from prototype to full production units of the CATCHER™ device we will have to abandon our business plan which would have a material adverse affect on our financial condition, results of operations, future prospects and the price of our Common Stock.

Catcher may be unable to adapt to technology trends or evolving industry standards which would impede Catcher’s ability to successfully develop and sell new products.

The CATCHER™ device is essentially a composite of many different technologies from various industries, including the consumer electronics and communications industries. Catcher will need to adapt to competitively significant changes in component technology in these industries as well as to advanced technology used by its competitors. New products based on new technologies or new industry standards expose Catcher to risks of technical or product obsolescence. Catcher may not be successful in using new technologies effectively, developing new product iterations or enhancing existing products in a timely manner. If Catcher is unable to adapt to technology trends and evolving industry standards, our financial condition, results of operations and future prospects will be materially adversely affected.

Our future is entirely dependent on Catcher’s successful development of its technology, products and services. The CATCHERTM device is still in the development stage. There is no assurance that when we complete development of the CATCHERTM device it will perform as expected or that it will be accepted in our target market.

We rely on third party manufacturers, which may have a material adverse effect on our ability to manufacture and sell our products.

We do not intend to create facilities to manufacture the CATCHER™ device and therefore we entered into an agreement with a third party contract manufacturer, KeyTronic Corporation, and will be dependent on them, or others as may be determined, for the manufacture of our products. This dependency could negatively impact our sales and marketing efforts if the sources of such supply prove to be unreliable or unavailable. If the contracted manufacturing source is unreliable or unavailable, we may not be able to replace such manufacturer and could not go forward and our entire business plan could fail. In addition, agreements with such third parties may not be at the most cost effective terms and therefore we may incur high costs. In addition, the Company is required to maintain an inventory of certain levels of components ahead of demand due to lead times of approximately 90 days for delivery of these components.

We might experience delays in the supply chain for our product which would result in insufficient quantities of particular components to complete the manufacturing of our product, which could have an adverse effect on our financial condition, results of operations and business.

We generally place orders with the contract manufacturer in advance of the scheduled delivery of the finished product to our customer. In some instances, due to the length of component lead times, we might need to place manufacturing orders on the basis of our or our customer’s forecasts of the quantity and timing of the customer’s expected purchases from us. Consequently, if we inaccurately anticipate customer demand for our products, we might be unable to obtain adequate quantities of components to manufacture products sufficient to meet our customer delivery requirements, or alternatively, we might accumulate excess inventory of components. Any failure to manage our inventory levels or respond to unexpected shifts in customer demand could have a material adverse effect on our financial condition, results of operations and future prospects.

If we are unable to retain key personnel, consultants and industry partners, we may be unable to achieve our goals and our business could be adversely impacted.

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

Catcher has entered into agreements with its executive officers containing non-disclosure and non-competition provisions. The non-competition agreements are limited in duration and are not effective under certain circumstances, such as the improper termination of the executive or the termination by the executive for good cause. Regardless of the non-competition agreements executed with executives, there can be no assurance that executives will remain associated with us or that they will not compete, directly or indirectly, with us. Moreover, the enforceability and scope of non-competition agreements are often litigated and there is no assurance that such provisions will be enforceable as written.

Our management team has limited experience in operating a business and there is no assurance that they will be able to successfully operate a business.

None of our or Catcher’s current management team has had substantial operational experience running a business such as contemplated by our plans and there is no assurance that they will be able to do so.

We are controlled by our officers, directors and principal stockholders, which could delay, defer or prevent us from taking an action which our stockholders may otherwise view favorably and which may decrease the price of our Common Stock.

Our directors and executive officers and their affiliates beneficially own or control the rights to approximately 26% of the fully-diluted outstanding shares of our capital stock. In the normal course, our executive officers and directors and their affiliates, viewed as a group, would likely have the ability to substantially influence all matters submitted to stockholders for approval, including: (1) election of our board of directors; (2) removal of any director; and (3) amendment of our certificate of incorporation or bylaws. Furthermore, until June 2009, our Chairman and Chief Technology Officer, Ira Tabankin, will hold one share of our Series A Preferred Stock giving him the right to appoint one member of our board of directors. Mr. Tabankin may appoint himself or another person. Moreover, together, the management stockholders will have substantial influence over our management and affairs. Our other stockholders will likely have no practical ability to remove our management or affect our operations or business.

We did not report in any required filing with the SEC that our charter was revoked by the state of Delaware for failing to file annual reports and pay annual state franchise taxes and we may face penalties or be subject to an enforcement action by the SEC which could have an adverse effect on the price of our Common Stock.

On March 1, 2001, the State of Delaware revoked our charter for failure to file our annual report with the State of Delaware for the years 1999 and 2000 and failure to pay our franchise tax for those years. On May 29, 2003, we filed a Form 10-SB with the SEC to become a reporting company. We amended the Form 10-SB in July 2003. Our charter in the State of Delaware was revived on March 31, 2005 after payment of franchise taxes due with penalties and interest in an amount equal to $592.40. During the period since becoming a reporting company until we filed our amended 8-K on July 15, 2005 (the “Omission Period”), we had not reported the fact of such revocation on any report or Form that we have filed or are required to file with the SEC, including quarterly and annual reports (including the annual report that was filed by us on March 31, 2005) and the Form S-8 filed by us in connection with our registration of certain of our shares on May 6, 2004. We may be subject to potential liability to stockholders who purchased securities from us during the Omission Period. The omission may also subject us to possible liability for violation of the regulations of the SEC under the Securities Act and the Securities Exchange Act. While we have obtained written waivers of liability from our stockholders who purchased our securities during the Omission Period, we offer no opinion on the effect of such waivers or whether or not the SEC would exercise its enforcement discretion and if it did, what action, if any, it would take.

We may be subject to liability for failure to comply with Rule 419 under the Securities Act.

The SEC may bring an enforcement action or commence litigation against us for failure to comply with Rule 419 under the Securities Act. Rule 419 requires a blank check company to comply with certain escrow, disclosure, notice and other requirements when registering securities under the Securities Act. Prior to the Acquisition of Catcher Inc., we filed three registration statements on Form S-8 that did not comply with the requirements under Rule 419. These registration statements and the related offerings may have been subject to Rule 419. Accordingly, we may be required to pay fines or be subject to other penalties for failure to comply with Rule 419. In addition, although it is not clear that there is a private right of action under Rule 419, purchasers in the offerings registered under the three registration statements may sue us for failure to comply with Rule 419. Any litigation could be costly to defend and ultimately we may be required to make damages payments or settlement payments that could have a material adverse effect on our business prospects, financial condition, results from operations and the price of our Common Stock.

We have incurred losses since inception and expect to continue to incur losses for the foreseeable future. We will require additional capital financing in connection with our planned expansion of operations and may have difficulty obtaining such additional capital on acceptable terms or at all. If adequate funds are not available, we may be required to curtail our operations, or obtain funds on unfavorable terms. These factors create a substantial doubt about our ability to continue as a going concern.

We do not believe that our available resources may be sufficient alone, without additional sources of financing, to adequately scale production of the product, and expect to incur operating losses for the foreseeable future. If revenues from operations are insufficient to support our planned expanded operations, we will need to access additional equity or debt capital. If public or private financing is not available when needed or is not available on terms acceptable to us, our growth and revenue-generating plans may be materially impaired. Such results could have a material adverse effect on our financial condition, results of operations and future prospects.

We have issued and outstanding warrants to purchase our Common Stock of which some contain call provisions under certain circumstances. There can be no assurance that our right to call the warrants will be triggered or that the holders of such warrants will exercise the warrants.

Risks related to our industry.

The ruggedized portable computing market is highly competitive and we may be unable to compete effectively.

The ruggedized portable computer market is diverse and highly competitive and is characterized by relatively low entry barriers. Moreover, it is subject to constant technological change and intense marketing by providers who may be capable in a short period of time to introduce products similar to the CATCHER™ device. We expect that new competitors are likely to enter this market, potentially using the same market entry strategy employed by us. The potential competitors may be significantly larger and have substantially greater market presence as well as have greater financial, technical, operational, sales, marketing and other resources and experience, including more established relationships with vendors, distributors and partners, than we have. In the event that such a competitor expends significant sales and marketing resources in one or more of the security market segments where we compete, we may not be able to continue to compete successfully in such markets. We believe that there will be significant competition in the market for products having similar functionality to the CATCHER™ device. Such competition will exert downward pressure on prices. In addition, the pace of technological change could make it impossible for us to keep pace with such competitors in such an environment. If our competitors were to provide better product at better prices, our financial condition, results of operations and future prospects will be materially adversely affected.

Competition from companies with greater resources than us could adversely affect our business and the price of our Common Stock.

Many of the aspects of our business are currently and potentially highly competitive. We will compete with numerous other companies in different segments of the security market with the financial and technological ability to compete with us. Moreover, it is possible that the Patent, if it issues, will not provide us with adequate protection from companies capable of circumventing it. In addition, the Patent is not based on technological innovation in any particular function of the CATCHER™ device, but rather on its total functional concept. This concept could be copied or improved upon by competitors over a period of time that may be short. Many of these potential competitors have substantially greater capital and other resources than we do and many are better situated to attract experienced technical and other personnel. Our current competitive edge in large part depends upon the extensive knowledge of Catcher’s management team in creating and thus far developing the CATCHER™ device and in its relationships with Catcher’s strategic partners and potential customer base. While we believe that this is a significant competitive advantage, it is not one that depends upon any resource that is unique to us. If we were to lose this competitive advantage, such loss would have a material adverse effect on our business prospects, financial condition and results from operations.

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

The trading price of our Common Stock may fluctuate substantially for many reasons, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our Common Stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	departures of key personnel;

•	events affecting any strategic partners or collaborators;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	regulatory developments in the United States and other countries;

•	failure of our Common Stock to be quoted on the OTC Bulletin Board or listed on the Nasdaq Capital Market, American Stock Exchange, or other national securities market or exchange;

•	changes in accounting principles; and

•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Our Common Stock is considered to be “penny stock,” which may make it more difficult for investors to resell their shares to third parties.

Our Common Stock may be deemed to be “penny stock” as that term is defined in Rule 3a51-1, promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a “penny stock” for the investor’s account. We urge potential investors to obtain and read this disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Rule 15g-9 promulgated under the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any “penny stock” to that investor. This procedure requires the broker-dealer to:

•	obtain from the investor information about his or her financial situation, investment experience and investment objectives;

•	reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has enough knowledge and experience to be able to evaluate the risks of “penny stock” transactions;

•	provide the investor with a written statement setting forth the basis on which the broker-dealer made his or her determination; and

•	receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for investors in our Common Stock to resell their shares to third parties. Accordingly, our Common Stock should only be purchased by investors who understand that such investment is long-term and illiquid, and are capable of and prepared to bear the risk of holding the investment for an indefinite period of time.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters which may cause us to reallocate our resources, which could adversely affect our business.

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

Our Common Stock is currently quoted on the OTC Bulletin Board. The quotation of our Common Stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our Common Stock is thus subject to this volatility. Sales of substantial amounts of Common Stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our Common Stock and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings.

We may not be able to achieve secondary trading of our stock in certain states because our Common Stock is not nationally traded, which could subject our stockholders to significant restrictions and costs.

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

Our Certificate of Incorporation provides for the authorization of 999,999 shares of “blank check” preferred stock. Pursuant to our Certificate of Incorporation, our board of directors is authorized to issue such “blank check” preferred stock with rights that are superior to the rights of holders of our Common Stock. The issuance of such preferred stock may adversely impact the rights of holders of our Common Stock.

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

We are authorized to issue 50,000,000 shares of our Common Stock. As of March 17, 2006, we had approximately 17,100,000 shares of our Common Stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants and options. To the extent the shares of Common Stock are issued or options and warrants are exercised, holders of our Common Stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, Common Stock, holders of our Common Stock may experience dilution. Additionally, sales of substantial amounts of the Common Stock in the public market by these holders or perceptions that such sales may take place may lower the Common Stock market price.

Shares eligible for future sale may adversely affect the price of our Common Stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 (“Rule 144”) promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company who has satisfied a two-year holding period. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

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

ITEM 2. PROPERTY

Currently, our headquarters is located at 39526 Charlestown Pike, Hamilton, VA 20158-3322, the home of our President and Chief Executive Officer. Some of our employees are located remotely, with our corporate accounting and administration located in Carlsbad, California, and our engineering services located in Round Rock, Texas.

On November 10, 2005, the Company leased approximately 2,500 square feet of office space in Carlsbad, California for a period of 38 months, but which may be terminated earlier with 6 months prior written notice any time after the 24th month. The base rent initially will total approximately $4,600 per month. On February 9, 2006, the Company leased approximately 3,500 square feet of space office space in Round Rock, Texas for a period of 36 months, but the lease may be terminated earlier with 6 months prior written notice any time after the 24th month. The base rent initially will total approximately $4,700 per month.

During 2006, we intend to pursue an operating lease for office space for the Virginia-based corporate headquarters, and do not expect that lease to be on terms as favorable to us as we presently enjoy. We have not paid for the use of our headquarter facility, with the exception of reimbursements to our President and Chief Executive Officer for expenses directly resulting from its use (i.e., phone services, office equipment and supplies). We believe that our current properties are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There is no pending or, to our knowledge, threatened litigation or administrative action (including litigation or action involving our officers, directors or other key personnel) which in the opinion of our management has had or is expected to have a material effect upon our business, financial condition or operations.

We previously disclosed a potential dispute with Project Performance Corporation (“PPC”) relating to prior teaming agreements entered into by PPC and LCM and PPC and Catcher, respectively, pursuant to which PPC claimed to have certain exclusive distribution rights relating to the CATCHER™ device. On November 10, 2005, LCM and Catcher entered into a release and settlement agreement with PPC pursuant to which the parties terminated the prior teaming agreements and granted mutual releases. As part of the release and settlement agreement, Catcher agreed to pay PPC an aggregate of $50,000 upon the achievement of certain milestones.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares have quoted on the OTC Bulletin Board under the symbol “CTHH” since June 24, 2005. On July 29, 2003, after the effectiveness of the Company’s Form 10 our shares began quotation on the OTC Bulletin Board under the symbol “FHON.” The following table sets forth the high and low bid price for our Common Stock for each quarter for the period of trading on July 29, 2003 through December 31, 2005, as quoted on the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Year Ended December 31, 2003		Year Ended December 31, 2004		Year Ended December 31, 2005
	High	Low	High	Low	High	Low
Quarter ended March 31	$—	$—	$0.818	$0.720	$0.936	$0.756
Quarter ended June 30	—	—	0.504	0.456	6.120	4.229
Quarter ended September 30	0.505	0.036	0.288	0.288	5.250	3.250
Quarter ended December 31	1.260	0.818	0.720	0.508	5.400	2.250

As of the March 17, 2006, there were approximately 380 record holders of our Common Stock. Since inception, we have not paid and do not expect to pay any dividends on our shares of Common Stock for the foreseeable future as all earnings will be retained for use in the business.

With respect to equity compensation plans as of December 31, 2005, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	1,003,000	(1)	$3.74	2,219,000	(2)

Total	1,003,000		$3.74	2,219,000

(1)	This amount includes 918,000 options issued to Jeff Gilford which were approved by the board of directors on October 24, 2005 and are not subject to security holder approval. In addition, this amount includes 85,000 warrants issued to Blackford Partners, an affiliate of Mr. Gilford, which were approved by the board of directors on June 24, 2005 and are not subject to security holder approval.
(2)	This amount includes the stock option plan approved by the board of directors on October 24, 2005 which is pending security holder approval.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion and analysis of our financial condition and plan of operation contain forward-looking information that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other factors discussed in this prospectus under the heading “Risk Factors”. This discussion and analysis of our financial condition and plan of operation should be read in conjunction with our financial statements and the related notes included elsewhere in this prospectus.

OVERVIEW

Our Acquisition of Catcher, Inc.

We were incorporated under the laws of the state of Delaware on August 25, 1998. On May 20, 1999, we merged with Woodland Communications Group, Inc. On June 3, 1999, Woodland Communications Group, Inc. changed its name to U.S. Telesis Holdings, Inc. (“UST”). On May 4, 2005, we acquired all of the outstanding capital stock of Catcher, Inc. (“Catcher”) and Catcher became our wholly-owned subsidiary. On June 23, 2005, we changed our name to Catcher Holdings, Inc. Our principal business became the ownership of Catcher, which acts as our operating subsidiary.

Catcher was originally formed during April 2005, principally to operate the business of developing, manufacturing and distributing the CATCHER™ device, a portable, ruggedized, wireless handheld computing and communications device. Pursuant to an asset purchase agreement between Catcher and LCM Technologies, Inc. (“LCM”), Catcher purchased certain assets and assumed certain liabilities of LCM and its founder, Ira Tabankin, relating to the CATCHER™ device and the business of LCM (the “Acquisition”). For financial reporting purposes, the Acquisition was treated as a reverse merger.

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

On March 1, 2001, the State of Delaware revoked UST’s charter for failure to file its annual report with the State of Delaware for the years 1999 and 2000 and to pay its franchise tax for those years. On May 29, 2003, UST filed a Form 10SB with the SEC to become a reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”). UST amended the Form 10-SB in July, 2003. UST’s charter in the State of Delaware was revived on March 31, 2005 and franchise taxes due were paid with penalties and interest in an amount equal to $592.40.

UST’s plan was to identify and complete a merger or acquisition primarily in consideration of the issuance of shares of its capital stock with a private entity whose business presented an opportunity for UST’s stockholders. Consistent with that plan, UST acquired Catcher on May 4, 2005, as described above.

Since the Acquisition of Catcher Inc., we have accomplished the following:

•	Named our independent Directors and established compensation, audit, and nominating and corporate governance committees;

•	Completed the prototype development of the CATCHER™ device;

•	Obtained the necessary FCC equipment certification to permit sale within the United States;

•	Obtained certification to post the “CE” mark required of all electrical and mechanically operated equipment of non-European Community origin to be legally operated and sold within the European Union;

•	Entered into an outsourcing contract manufacturing agreement with KeyTronic Corporation for production of the device and commenced efforts required to begin initial low rate production;

•	Engaged the market by entering into Value Added Reseller (“VAR”) and manufacturing services representative agreements, and have been named as a certified supplier to Unisys Corporation, and;

•	Received initial low volume purchase orders from sources including Unisys Corp., EPS Corp., CGI Communications Services, Inc., and Battelle Memorial Institute on behalf of an agency of the US government. The purchasers intend to use the units for testing, evaluation and demonstration purposes.

Plan of Operation

From inception to date, Catcher has been primarily involved in organizational activity, negotiating vendor contracts, making arrangements for the commercial use and deployment of the CATCHERTM technology, engaging and developing its initial customer base, and recruiting and managing staff.

Catcher intends to negotiate agreements with VARs, distributors, integrators and OEMs. Catcher’s VARs, distributors and OEMs will purchase or license the CATCHERTM devices directly from Catcher, and then in return sell devices to end-users. We have developed standard VAR agreements (one agreement for U.S. government sales and the other agreement for private sector and governmental sales other than U.S. government sales) for use in the ordinary course of our business. These standard VAR agreements provide that (i) the VAR’s appointment and the related licenses are non-exclusive; (ii) we are free to accept or reject orders placed by the VAR, and acceptances must be in writing; (iii) the pricing and payment terms will be as set forth in our price list, which we may change unilaterally within 30 days’ notice; (iv) the initial term is for two years, and the agreement will not continue unless the parties affirmatively agree to renew the agreement; and (v) we may terminate the agreement immediately in several situations, including an uncured material breach by the VAR. To date, we have entered into standard VAR agreements with Engineering and Professional Services, Inc. (“EPS”) and CGI Communications, Inc. Additionally the Company has received initial purchase orders for testing and evaluation units from these VAR’s.

We are in the early stage of transitioning from development stage into an operational stage. Accordingly, at the current stage of our operations, we do not believe that period to period comparisons of our results of operations are meaningful and have elected not to provide a description of the comparisons between our financial position at December 31, 2005 and December 31, 2004 and for the periods then ended. The relationships between revenue, cost of revenue and operating expenses reflected in the financial information included herein do not represent future expected financial results as evidenced in the table below.

Our costs associated with production of units of the CATCHERTM device will be variable based on the units that we decide to have manufactured. Management currently does not anticipate that Catcher will operate its own production facilities, and instead will outsource production to a third party manufacturer.

On November 22, 2005, we entered into a manufacturing agreement with KeyTronic pursuant to which KeyTronic will manufacture the CATCHERTM device for us, at unit prices depending on monthly purchase volumes. Prices are subject to change if parts and material costs change or process or test procedures change. The initial term of the agreement expires on December 31, 2009 and the agreement may be renewed for additional two-year terms upon the mutual written agreement of the parties. Either party may terminate the agreement immediately upon written notice if the other party fails to comply with any material term or condition of the agreement, becomes insolvent or has a bankruptcy petition filed by or against it and such petition is not dismissed within 60 days of the filing date. Neither party may terminate the agreement during the initial term or any renewal term other than for cause. We are not obligated under the agreement to purchase any particular number of units from KeyTronic. However, if our average monthly purchases fall below 2,000 units at any time during the initial term of the agreement, then we must immediately pay to KeyTronic $58,000 to reimburse KeyTronic for non-recurring engineering costs.

On October 25, 2005 we paid $289,450 to KeyTronic in order for KeyTronic to set up an initial production line for the CATCHERTM device. The $289,450 payment consisted of $204,950 for KeyTronic to purchase equipment on Catcher’s behalf to set up the production line and $84,500 charge for engineering services to be performed by KeyTronic in connection with setting up the production line.

We expect our operating expenses will increase as we increase our transaction volumes, research and development activities, and sales and marketing activities. We anticipate developing new product versions with improved functionality or additional features which will require retesting and recertification, although no specific schedule exists or has been presently committed to for future development versions. However, we anticipate over the next 12 months that our operating expenses will increase at a slower rate than the rate of increase in our revenues.

In addition to costs associated with production of units of the CATCHERTM device which, as noted above, will vary based on the number of units that we decide to have manufactured, we anticipate that our most significant costs during the next 12 months will include the following items:

•	Research and development expenses, including salaries and associated employee benefits and travel, engineering and design services, and testing and certification for FCC Type and Military Standard 810F, which are currently anticipated to total approximately $5.2 million;

•	Sales and marketing expenses, which consist primarily of salaries, associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses and the costs of programs aimed at increasing revenue such as advertising, trade shows, public relations and other market development programs, which are currently anticipated to total approximately $2.3 million; and

•	General and administrative expenses, which consist of salaries of our management, finance and administrative staff, and associated employee benefits and travel; facilities costs; information systems costs; legal, accounting and other professional fees; and other corporate costs, which are currently anticipated to total approximately $3.3 million.

RESULTS OF OPERATIONS

The following condensed financial information includes Catcher Holdings, Inc. plus the results of operations of all companies acquired from their respective dates of acquisition.

	Year ended December 31, 2005	For the period from inception (March 31, 2004 through December 31,) 2004
Net Revenue	$—	$—

Operating expenses:
Research and development expenses	2,211,133	647,472
Selling, general and administrative expenses	2,282,263	100,894
Non-cash compensation and acquired in process research and development	5,667,623	—

Total operating expenses	(10,161,019)	(748,366)

Interest income, net	24,648	—

Loss from operations and net loss	$(10,136,371)	$(748,366)

Cost of Sales

Cost of sales will consist primarily of direct costs of the manufactured units, wages of operational employees and cost of training. Many factors are anticipated to affect Catcher’s gross margin including, but not limited to, market conditions, competition, production order volumes and supplier pricing. As noted above, management currently does not anticipate that the Company will operate its own production facilities, but instead will outsource production to a third party contract manufacturer. The Company has not sold any products through December 31, 2005. We expect to incur cost of sales as the Company begins to sell units during 2006.

Research and Development

Research and development expenses incurred in the design, development and testing of our product include compensation and benefits for management and staff, engineering and consulting services, electronic parts, testing, and other miscellaneous expenses.

Research and development expense includes $45,000 of purchased software. The Company has expensed this item but expects that costs of this nature will be capitalized on an on-going basis once the product reaches technological feasibility.

Research and development expense represented 21.8% of total expenditures. In the future, the rate of research and development spending related to the Catcher™ device is likely to increase as we begin development of product accessories, add headcount for research programs, translate the product interface for use in other countries and begin development on the next version of the product.

Selling, General and Administrative

Selling, General and administrative expenses include all corporate and administrative functions that serve to support Catcher’s current and future operations and provide an infrastructure to support future growth. Major items in this category include compensation and benefits for management and staff, travel related expenses and professional services. Approximately $186,000 of the $2,282,263 expense was for sales and marketing. In the future, the rate of spending on selling and marketing is expected to increase significantly as the Company adds headcount for sales and marketing management, as the Company expands its marketing campaign for the CATCHER™ device and participates in industry and trade shows.

General and administrative expense was approximately $2,096,000 or 20.6% of total expenditures for the year ended December 31, 2005. We expect that total spending on general and administrative expenses will increase in the future due to increased headcount, expansion of corporate facilities and related equipment offset by reduced spending on professional services. However, we expect that the spending general and administrative items as a percentage of total expenditures will decrease related to other operating activities including sales and marketing and research and development.

Non-cash Compensation and Acquired in Process Research and Development

Approximately $5,551,000 of non-cash related expenses in the form of acquired research and development and non-cash compensation expense resulted from the 6,218,739 shares of Common Stock that Catcher sold before we acquired Catcher, in exchange for property and services from the founders for $0.001 per share. The difference between the fair value of the shares of $0.89 and the price paid resulted in these non-cash related expenses during the year ended December 31, 2005. In addition, the Company recorded approximately $116,000 in non-cash compensation expense related to the vested stock options issued to its Chief Financial Officer in October 2005. These non-cash stock compensation charges can fluctuate substantially from period to period based on the fair value of our stock and the number of options granted during each period.

Interest Income, Net

Interest income increased in 2005 as a result of the short term investment of the cash balances that the Company has remaining from the private placement in May 2005 and subsequent warrant exercise in October 2005.

Income Tax Expense

Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2005, we had net operating loss carry forwards for federal and state income tax purposes of approximately $4.1 million. We also had federal and state research and development tax credits each of approximately $100,000. If not utilized, the net operating losses and credits will expire in the years 2006 through 2025. Utilization of net operating losses and credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation could result in the expiration of our net operating losses and credit carryforwards before they can be used.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, cash used in operations primarily consists of the loss from operation offset by non-cash charges related to stock based compensation and acquired research and development. As of March 17, 2006 we have a cash balance of approximately $6.6 million.

Since inception, we have incurred approximately $322,000 in capital asset expenditures. Future requirements will include computers, office equipment, software and similar equipment. We do not anticipate significant capital expenditure spending in the future for capital equipment or machinery.

The Company’s primary source of liquidity has been the $4.5 million in proceeds generated from the private offering of shares of Catcher’s Common Stock and Series A and Series B Warrants in May 2005. The principal uses of cash have been for product development and general and administrative expenses. In October 2005, $1.66 million in proceeds was generated when 22 of the May 2005 investors voluntarily exercised Series A Warrants resulting in the issuance of 1,108,027 shares of the Company’s Common Stock. In February 2006, an additional $854,000 in proceeds was generated when 28 of the May 2005 investors exercised all remaining portions of their original Series A Warrants. As part of the February 2005 Series A Warrant exercise, the Company issued 1,677,285 new Series C Warrants as an inducement to exercise the Series A Warrants. In March 2006, the Company completed a private placement whereby it sold 2,682,000 shares of our Common Stock (the “Shares”) and issued warrants to purchase another 1,341,000 shares of our Common Stock (the “Warrant Shares”), resulting in net proceeds of approximately $6,111,000. In conjunction with the private placement, the Company issued a warrant to the placement agent to purchase 101,280 private placement units, with each unit consisting of two shares of our Common Stock and one Series D warrant, at $5.00 per unit.

We currently have outstanding Series A, Series B, Series C and Series D warrants to purchase an aggregate of 5,841,386 shares of our Common Stock (the “Warrants”). There are 572,908 Series A Warrants outstanding. Each Series A Warrant will entitle the holder to purchase one share of our Common Stock at $1.50 per share (the “Series A Exercise Price”), exercisable for a period of five years. Once the Common Stock issuable upon exercise of the Series A Warrants is registered with the SEC, we may call the Series A Warrants upon notice to the warrant holder from time to time at any time that the Common Stock closes at or above $2.50 per share for ten (10) consecutive trading days at an average volume of 40,000 shares per day during the ten-day trading period, provided that, within twenty (20) business days after the date of such notice, the warrant holder will have the right to exercise, under the terms and conditions of the Series A Warrants, all or a part (but not less than 25%) of the Series A Warrants held at the Series A Exercise Price. From and after the expiration of such twenty (20) business day notice, we may repurchase all Series A Warrants then held for a purchase price of $0.01 per Series A Warrant unless and to the extent that the Series A Warrant holder first exercises Series A Warrants at the Series A Exercise Price.

There are 2,250,193 Series B Warrants outstanding. Each Series B Warrant entitles the holder to purchase one share of Common Stock at $2.00 per share (the “Series B Exercise Price”), exercisable for a period of five years. Once the Common Stock issuable upon exercise of the Series B Warrants is registered with the SEC, we may call the Series B Warrants upon notice to the warrant holder from time to time at any time that the Common Stock closes at or above $3.33 per share, for ten (10) consecutive trading days at an average volume of 40,000 shares per day during the ten-day trading period; provided that, within twenty (20) business days after the date of such notice, the warrant holder will have the right to exercise, under the terms and conditions of the Series B Warrants, all or a part (but not less than 25%) of the Series B Warrants held at the Series B Exercise Price. From and after the expiration of such twenty (20) business day notice, we may repurchase all Series B Warrants then held for a purchase price of $0.01 per Series B Warrant unless and to the extent that the Series B Warrant holder first exercises Series B Warrants at the Series B Exercise Price.

There are 1,677,285 Series C Warrants outstanding. Each Series C Warrant entitles the holder to purchase one share of Common Stock at $2.50 per share (the “Series C Exercise Price”), exercisable for a period of five years. The Series C Warrants are non-callable.

There are 1,341,000 Series D Warrants outstanding. Each Series D Warrant entitles the holder to purchase one share of Common Stock at $3.50 per share (the “Series D Exercise Price”), exercisable for a period of five years. The Series D Warrants are non-callable.

There are 101,280 warrants to purchase units of the Company outstanding. Each warrant entitles the holder to purchase one unit at $5.00 per unit. The units are identical to the units sold in the March 2006 private placement and consist of two shares of Common Stock and one Series D warrant. This warrant is non-callable.

We also have outstanding a warrant to purchase 65,000 shares of our Common Stock issued to Jeff Gilford, our Chief Financial Officer, for an exercise price of $3.74 per share and a warrant to purchase 20,000 shares of our Common Stock to Stanley Blackburn, who is unaffiliated with the Company, for an exercise price of $3.74 per share, each of which was issued in connection with accounting and advisory services rendered by Blackford Partners.

Based on our current operating plan, we anticipate that we will require, in addition to the $6.1 million raised in March 2006, a minimum of $10 million of additional capital during 2006. Our most significant anticipated costs during the next 12 months are described above under “Plan of Operations.” We anticipate that the additional capital will come principally from the sale of additional securities, proceeds from exercise of some or all of the outstanding warrants described above, customer deposits, working capital generated from unit sales, debt financing or vendor credit terms. Since inception, we have not generated revenue and there can be no assurance that we will generate revenue in the future. We have experienced losses since inception and our cumulative loss to date is $(10,884,737). In addition, we have not generated cash from operations and our cumulative cash used in operations to date is $(4,676,313). We do not currently have any financing arrangements or lines of credit with lenders. These factors create a substantial doubt about the Company’s ability to continue as a going concern. The maximum potential amount of funds that we may receive from the exercise of all of the outstanding Warrants is approximately $15.8 million, in addition to the approximately $2.52 million already received upon partial exercise of the Series A warrants.

In light of the limited stockholders’ equity as well as our lack of operating history, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all, to fund the development of our business. In any of such events, the growth of our business and prospects would be materially and adversely affected. As a result of any such financing, if available, the holders of the Common Stock may experience substantial dilution.

CONTRACTUAL OBLIGATIONS

Below is a table setting forth contractual obligations (including interest payments as applicable) as of December 31, 2005:

	Less than 1 year	1-3 years	4-5 years	Total
Operating Leases	$93,590	$230,486	$11,358	$335,434
Minimum Royalties	229,687	131,250	—	360,937

Total	$323,277	$361,736	$11,358	$696,371

OFF BALANCE SHEET FINANCING ARRANGEMENTS

We do not have any off balance sheet financing arrangements.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT JUDGMENT

Below is a brief description of key accounting principles which the Company has adopted in determining its recognition of revenues and expenses.

Revenue Recognition

The Company intends to recognize revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as updated by SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions have not been previously demonstrated, revenues are recognized upon acceptance. The Company is in its development phase and has no existing customers or revenue.

Stock Based Compensation

Awards under our stock option plans are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R) Share Based Payment, and SAB No. 107. Accordingly, compensation is measured on the grant date of an award and recognized over the service period for which the award was granted, generally the vesting period. Compensation is equal to the fair value of the award which we determine using a binomial option-pricing model.

Income Taxes

The Company accounts for income taxes using the asset and liability method, as provided by SFAS 109, Accounting for Income Taxes (SFAS 109) which requires the recognition of different tax assets and liabilities for the future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities. No income taxes were provided since the Company incurred losses from its inception. Due to the uncertainty of future taxable income, no future tax benefits have been recognized.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective February 3, 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in this FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

The adoption of the following recent accounting pronouncements did not have a material impact on the Company’s results of operations and financial condition:

Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets - an amendment of APB opinion No. 29 (SFAS 153). SFAS 153 clarifies that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with a general exception for exchanges that have no commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, and FASB Statement No. 3.” (SFAS 154) SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB’s interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

ITEM 7. FINANCIAL STATEMENTS

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2005 and the

Period from Inception (March 31, 2004) to December 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Catcher Holdings Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Catcher Holdings Inc. and Subsidiary (a development stage enterprise) as of December 31, 2005 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the year ended December 31, 2005 and for the period from inception on March 31, 2004 to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements for the period from March 31, 2004 (date of inception) to December 31, 2004 were audited by other auditors whose report, dated June 28, 2005, expressed an unqualified opinion. Our opinion on the statements of operations and comprehensive loss and cash flows for the period from March 31, 2004 (date of inception) to December 31, 2005, insofar as it relates to amounts for the period from March 31, 2004 (date of inception) to December 31, 2004, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catcher Holdings Inc. and Subsidiary as of December 31, 2005 and the results of their operations and cash flows for the year ended December 31, 2005 and for the period from March 31, 2004 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage enterprise, has no revenues, has negative cash flows from operations and has an accumulated deficit. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.
Los Angeles, California
March 17, 2006

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

LCM Holdings

San Diego, California

We have audited the accompanying balance sheet of LCM Holdings (the Company), a Delaware corporation in the development stage, as of December 31, 2004 and the related statements of operations and cash flows for the period from inception (March 31, 2004) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LCM Holdings as of December 31, 2004, and the results of its operations and its cash flows for the period from inception (March 31, 2004) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Vitale, Caturano & Company, Ltd.

VITALE, CATURANO & COMPANY, LTD.

June 28, 2005
Boston, Massachusetts

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$913,182	$364
Prepaid expenses and other current assets	566,671	—

Total current assets	1,479,853	364

Fixed Assets, net	320,862	—
Deposits	4,857	—

Total Assets	$1,805,572	$364

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	463,470	718,730
Notes Payable	—	30,000
Accrued and other current liabilities	647,703	—

Total current liabilities	1,111,173	748,730

Total Liabilities	1,111,173	748,730
Shareholders’ Equity (Deficit):
Common Stock, $0.001 value, 50,000,000 shares authorized; 13,578,970 and 2,278,973 shares outstanding, respectively	13,578	2,279
Preferred Stock, $0.001 par value, 1 million shares authorized; 1 and 0 shares outstanding, respectively	—	—
Additional paid in capital	11,565,558	(2,279)
Deficit accumulated during the development stage	(10,884,737)	(748,366)

Total Shareholders’ Equity (Deficit)	694,399	(748,366)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,805,572	$364

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005	Period from Inception (March 31, 2004) to December 31, 2004	Period from Inception (March 31, 2004) to December 31, 2005
Net revenue	$—	$—	$—
Operating expenses:
Research and development	2,211,133	647,472	2,858,605
Selling, general and administrative	2,282,263	100,894	2,383,157
Acquired research & development	2,028,129	—	2,028,129
Non-cash compensation(1) , on stock issued primarily to related parties	3,639,494	—	3,639,494

Operating loss	(10,161,019)	(748,366)	(10,909,385)
Interest income (expense)	24,648	—	24,648

Loss from operations before income taxes	(10,136,371)	(748,366)	(10,884,737)
Income taxes	—	—	—

Net loss	$(10,136,371)	$(748,366)	$(10,884,737)

Net loss per share:

Basic & Diluted	$(1.16)	$(0.34)	$(1.83)

Weighted-average number of shares outstanding – Basic and Diluted: (Note 5)	8,740,701	2,232,461	5,944,137

(1) The following summarizes the allocation of stock based compensation.
Research and development expenses	$268,647	$—	$268,647
Selling, general and administrative expenses	3,370,847	—	3,370,847

Total	$3,639,494	$—	$3,639,494

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005	Period from Inception (March 31, 2004) to December 31,2004	Period from Inception (March 31, 2004) to December 31, 2005
Cash Flows From Operating Activities:
Net loss	$(10,136,371)	$(748,366)	$(10,884,737)
Adjustments to reconcile net cash provided by operating activities:
Depreciation	1,156	—	1,156
Acquired research and development	2,028,129	—	2,028,129
Non-cash stock compensation expense	3,622,464	—	3,622,464
Warrants issued in connection with consulting contract	17,030	—	17,030
Changes in assets and liabilities:
Prepaid expenses and other current assets	(566,671)	—	(566,671)
Other Assets	(4,857)	—	(4,857)
Accounts payable	(255,260)	718,730	463,470
Accrued and other liabilities	647,703	—	647,703

Net cash used in operating activities	(4,646,677)	(29,636)	(4,676,313)

Cash Flows Used In Investing Activities:
Capital expenditures, net	(322,018)	—	(322,018)
Cash Flows From Financing Activities:
Issuance (Repayment) of short-term debt	(30,000)	30,000	—
Proceeds from issuance of Common Stock and warrants net of $207,478 in issuance costs	4,293,690	—	4,293,690
Proceeds from issuance of Common Stock	17	—	17
Proceeds from exercise of warrants	1,617,806	—	1,617,806

Net cash provided by financing activities	5,881,513	30,000	5,911,513

Net increase in cash and cash equivalents	912,818	364	913,182
Cash and cash equivalents at beginning of period	364	—	—

Cash and cash equivalents at end of period	$913,182	$364	$913,182

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Period from Inception (March 31, 2004) to December 31, 2005

	Number of Shares of Preferred Stock	Preferred Stock $0.0001 par value	Number of Shares of Common Stock	Common Stock $0.0001 par value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Balance at Inception (1)	—	$—	2,232,333	$2,232	$(2,232)	$—	$—

Issuance of Common Stock on December 31, 2004	—	—	46,640	47	(47)	—	—

Net loss	—	—	—	—	—	(748,366)	(748,366)

Balance at 12/31/04	1	$—	2,278,973	$2,279	$(2,279)	$(748,366)	$(748,366)

Issuance of convertible preferred stock on April 21, 2005 (2)	733,778	734	—	—	5,223,318	—	5,224,052

Issuance of Common Stock on April 21, 2005		—	301,875	302	309,877	—	310,179

Issuance of Common Stock to private investors on May 4, 2005	—	—	4,500,386	4,500	4,289,190	—	4,293,690
Issuance of Common Stock to U.S. Telesis, Inc. shareholders on May 4, 2005	—	—	1,781,295	1,781	(1,764)	—	17
Conversion of convertible preferred stock in Common Stock on June 23, 2005 (3)	(733,777)	(734)	3,637,904	3,638	(2,904)	—	—

Issuance of warrants to consultants on June 23, 2005	—	—	—	—	17,030	—	17,030

Issuance of Common Stock pursuant to warrant exercise in October 2005	—	—	1,078,537	1,078	1,616,728	—	1,617,806

Compensation Expense	—	—	—	—	116,362	—	116,362

Net loss	—	—	—	—	—	(10,136,371)	(10,136,371)

Balance at 12/31/05	1	$—	13,578,970	$13,578	$11,565,558	$(10,884,737)	$694,399

(1)	The Common Share amount represents common stock of the Company issued to the sole owner of LCM Technologies, Inc. upon the conversion of his preferred stock on June 23, 2005 as if they were outstanding at the inception of LCM Technologies, Inc.
(2)	This share amount includes preferred shares issued to the sole owner of LCM Technologies, Inc. which were converted on June 23, 2006. The sole owner of LCM Technologies, Inc. still holds one share of preferred stock in the Company at December 31, 2005.
(3)	The Common Share amount excludes 2,232,333 shares which were issued to the sole owner of LCM Technologies, Inc. which have been presented as outstanding since the inception of the Company.

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) Nature of Business and Basis of Presentation

U.S. Telesis Holdings, Inc. (“UST”) was originally organized to provide diverse telecommunications products and services to the small and medium business community in the southeastern United States and to develop a niche market strategy of reselling long distance services to the electrical cooperative community. As a result of the dramatic decline in the telecommunications industry, UST abandoned the business objective to provide such telecommunications products and services, and instead intended to identify and complete a merger or acquisition primarily in consideration of the issuance of shares of the UST’s capital stock with a private entity whose business presents an opportunity for UST’s stockholders.

On May 4, 2005, the Company acquired 100% of the outstanding stock of Catcher, Inc. (“Catcher”) in exchange for 4,848,875 shares of the Company’s Common Stock and 733,778 shares of its Series A preferred stock which are convertible into 5,872,224 shares of the Company’s Common Stock (the “Acquisition”). On June 23, 2005, all but one share of the issued and outstanding Series A Preferred Stock was automatically converted to Common Stock simultaneously with the effectiveness of the filing of an amended and restated certificate of incorporation changing the Company’s name to Catcher Holdings, Inc. and providing for a 1 for 7.2 reverse stock split in respect of the Company’s issued and outstanding Common Stock. In addition, on May 4, 2005, the Company assumed Catcher Inc.’s obligations under its issued and outstanding warrants to purchase an aggregate of 4,500,386 shares of Common Stock.

Catcher was organized in Delaware on April 20, 2005 principally to acquire the assets of LCM Technologies, Inc. and to operate the business of developing, manufacturing and distributing a portable, ruggedized, wireless handheld security device (the “CATCHERTM device”). LCM Technologies, Inc. was organized in Delaware on March 31, 2004. Pursuant to an asset purchase agreement between the Company and LCM Technologies, Inc. (“LCM”), Catcher purchased certain assets and assumed certain liabilities (such assets and liabilities as acquired by Catcher, Inc. herein referred to as LCM Holdings) of LCM and its founder, Ira Tabankin, relating to the CATCHERTM device and the business of LCM (See Note 3 for description of asset purchase).

The Acquisition has been accounted for as a reverse merger. Therefore, the stock retained by the stockholders of UST has been adjusted to reflect a financing transaction with the proceeds equal to the net asset value of UST immediately prior to the Acquisition and the equity of Catcher has been adjusted to reflect a recapitalization whereby the prior retained earnings of UST were eliminated. The net asset value of UST was $17. This amount has been reflected in the accompanying statement of stockholder’s equity as an issuance of stock to the stockholders’ of UST. The historical financial statements of Catcher have become the historical financial statements of the Company. Immediately prior to the Acquisition, Catcher closed an asset purchase with LCM Technologies, Inc. (“LCM”) (See Note 3) in which Catcher acquired substantially all of the assets and certain liabilities of LCM. This transaction was accounted for as a reverse merger with the historical financial statements of the acquired business becoming the historical financial statements of Catcher.

The Company’s stockholders approved an amendment to the Company’s certificate of incorporation to change the Company’s name to Catcher Holdings, Inc. and effectuate a 1 for 7.2 reverse split, which was effective on June 23, 2005. All share and per share data included in these statements and notes thereto have been adjusted to reflect the reverse split.

The Company is a developmental stage company which has designed a portable, ruggedized wireless, hand-held GPS-based command control device through multiple years of research and development effort. Utilizing proprietary operating software, the CATCHERTM device offers critical real-time wireless communications through the convergence of voice, video, data and biometric capabilities.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Subsequent to the acquisition of Catcher, the Company has continued to develop the technology acquired with a goal of developing a device that is ready for sale. The Company’s ability to continue as a going concern depends on a number of factors, including but not limited to, the ability to get its product to market and the ability to raise additional capital if required. Since inception, we have not generated revenue and there can be no assurance that we will generate revenue in the future. We have experienced losses since inception and our cumulative loss to date is ($10,884,737). In addition, we have not generated cash from operations and our cumulative cash used in operations to date is $(4,676,313). We do not currently have any financing arrangements or lines of credit with lenders. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The maximum potential amount of funds that we may receive from the exercise of all of the outstanding Warrants is approximately $15.8 million, in addition to the approximately $2.52 million already received upon partial exercise of the Series A warrants. The Company intends to continue to seek the additional financing it needs to fund its operations. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Catcher Holdings, Inc. (a development-stage company) and its wholly-owned subsidiary, Catcher, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers short-term investments with original maturity dates of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of money market accounts.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities which are carried at cost and approximate fair value due to the short-term nature of these instruments.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents. Cash and cash equivalents are maintained in bank deposit accounts with high-quality financial institutions in the United States, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Fixed Assets

Fixed assets are stated at cost. The Company provides for depreciation using the straight-line method based on the respective asset’s estimated useful life. Expenditures for maintenance and repairs are charged to operating expenses as incurred.

Impairment of Long-Lived Assets

The Company follows Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Under SFAS 144, the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. As of December 31, 2005 and 2004, there was no impairment of long-lived assets.

Revenue Recognition

The Company intends to recognize revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101) as updated by SAB No. 104, Revenue Recognition (SAB 104). Under SAB 104, revenue is recognized when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions has not been previously demonstrated, revenues are recognized upon acceptance. The Company is in its development phase and has no existing customers or revenue.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. Research and development expense primarily comprises salaries and associated employee benefits, stock based compensation, travel, engineering and design services, testing and certification and materials and allocations of indirect costs related to research and development efforts.

Software Development Costs

SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company has not yet established technological feasibility of a software product. The Company did not capitalize any software development costs related to internal development efforts at December 31, 2005.

The Company may in the course of business purchase software to be used in its products. If the purchased software is included in a product which has reached technological feasibility in accordance with SFAS No. 86 or which has an alternative future use to the Company, the cost to purchase this software is capitalized and amortized at the greater of the ratio of current period revenues to the total of anticipated future revenues or the straight-line method over its remaining useful life. The Company assesses the recoverability of capitalized purchased software costs at each quarter end by comparing the carrying value to its net realizable value (“NRV”). NRV is the estimated future gross revenues from products that incorporate the software reduced by the estimated future costs of disposal. If NRV is less than the carrying value, the excess is written-off and the then current NRV becomes the new carrying value of the software. The Company did not capitalize any costs related to purchased software in the year ended December 31, 2005 as its product, and included purchased software, had not reached technological feasibility.

Income Taxes

The Company accounts for income taxes using the asset and liability method, as provided by SFAS No. 109, Accounting for Income Taxes (SFAS 109) which requires the recognition of different tax assets and liabilities for the future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities. No income taxes were provided since the Company incurred losses from its inception. Management evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that are more likely than not to be realized. Due to the uncertainty of future taxable income, no future tax benefits have been recognized.

Stock Based Compensation

During the fourth quarter of 2005 the Company adopted SFAS No. 123R, Share Based Payment (SFAS 123R) and SAB No. 107 regarding SFAS 123R (SAB 107). Prior to adoption of these statements the Company did not issue any options for which a grant date, as defined, was achieved. Therefore, no options were outstanding prior to the adoption of SFAS 123R and SAB 107. Under SFAS 123R and SAB 107, compensation is measured on the grant date of an award and recognized over the service period for which the award was granted, generally the vesting period. Compensation is equal to the fair value of the award determined using a binomial option-pricing model.

The weighted-average fair value of options granted during the year ended December 31, 2005 was $0.54. The fair value of each option grant is estimated as of the date of grant using a binomial option-pricing model. The following assumptions were made for the 2005 grant:

2005
Expected volatility	80%
Expected dividend yield	0%
Expected lives of options (in years)	5
Suboptimal Exercise Factor	2
Risk-free interest rate	4.00%

Net Loss per Common Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares plus the dilutive effect of outstanding warrants.

The following potentially dilutive common share equivalents were excluded from the calculation of diluted earnings per share at December 31, 2005 because they were anti-dilutive. There were no potentially dilutive common share equivalents at December 31, 2004.

2005
Preferred Stock	8
Options	918,000
Warrants	3,477,360

Total	4,395,368

Comprehensive Loss

The Company reports its comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income, which requires presentation of the components of comprehensive earnings. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company does not have any additional components of Comprehensive Loss, and as such comprehensive loss is equal to the net loss for all periods presented.

Segment and Geographic Information

To date, the Company has viewed its operations and manages its business as principally one segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company has not had any sales through December 31, 2005 or conducted any operations outside of the United States.

Recently Issued Accounting Standards

Effective February 3, 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in this FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

The adoption of the following recent accounting pronouncements did not have a material impact on the Company’s results of operations and financial condition:

Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets - an amendment of APB opinion No. 29 (SFAS 153). SFAS 153 clarifies that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with a general exception for exchanges that have no commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, and FASB Statement No. 3.” (SFAS 154) SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB’s interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

(3) Asset Purchase

Pursuant to an asset purchase agreement, dated April 21, 2005, between Catcher and LCM Technologies, Inc. (“LCM”), Catcher acquired certain assets in exchange for the assumption of $836,000 in accounts payable and notes payable of LCM and its founder, and sole stockholder, Ira Tabankin, relating to the CATCHERTM device and the business of LCM. Mr. Tabankin was involved in the formation of Catcher and as of the date of the asset purchase owned approximately 36% of Catcher, Inc. The transaction was accounted for as a reverse merger, and as such, the historical statements of the acquired business became the historical statements of Catcher. The Company assumed approximately $836,000 in accounts payable and notes payable. Certain patent rights held by creditors of the Company, at the time of the asset purchase, were exchanged for shares in Catcher Inc. (See Note 9). The preferred stock issued by Catcher, Inc. to the sole stockholder has been reflected as common stock outstanding since inception in the accompanying statement of Stockholder’s Equity (Deficit). The common stock reflects the conversion from preferred into common stock as well as the 1 for 7.2 reverse stock split. This amount does not reflect the single share of preferred stock retained by the stockholder. The restated impact on this presentation on weighted average shares and earning per share previously reported is as follows

Period Ended	Weighted Avg. Shares		Basic and Diluted Earnings per Share
	As presented	As Adjusted	As presented	As Adjusted
June 30, 2004	—	2,232,333	$(309,068)	$(0.14)
September 30, 2004	—	2,232,333	(385,047)	(0.17)
June 30, 2005	4,603,706	3,739,976	(0.54)	(1.79)
September 30, 2005	5,742,982	7,187,659	(1.47)	(1.17)

(4) Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following at December 31:

2005
Manufacturing Molds and Tooling	$419,088
Manufacturing Expense	102,707
Software Royalties	32,813
Other	12,063

Total	$566,671

(5) Fixed Assets

Fixed assets consist of the following at December 31:

	2005	Useful Life
Manufacturing Equipment	$289,450	7 years
Computer Equipment	13,837	3 years
Office Equipment	2,693	5 years
Furniture and Fixtures	16,038	7 years

	322,018
Less: Accumulated Depreciation	(1,156)

Fixed Assets, Net	$320,862

Depreciation expense was $1,156 for the year ended December 31, 2005. The Company did not record any depreciation on manufacturing equipment as it was not placed in service during the year ended December 31, 2005.

(6) Accrued Expenses

Accrued expenses consist of the following at December 31:

2005
Employee Benefits	$316,310
Professional Fees	164,000
Subscription Payable	44,235
Settlement (Note 8)	50,000
Industrial Design	39,136
Other	34,022

Total	$647,703

(7) Commitments and Contingencies

Operating Leases

In December 2005, the Company entered into an operating lease for office space in Carlsbad, California. The lease, which expires in 2009, contains a renewal option by the Company for two additional one-year terms. In addition, the Company has an option to terminate the lease after two years as defined in the lease. In February 2005, the Company entered into a lease for office space in Round Rock, Texas. The lease contains an option to terminate the lease after two years as defined in the lease. Total rent expense under operating leases was $4,642 years ended December 31, 2005. Future minimum lease payments required under non-cancelable operating leases at December 31, 2005, including the Round Rock, Texas lease, are as follows:

2006	$93,590
2007	114,231
2008	116,255
2009	11,358

Total minimum lease commitments	$335,434

Employment Contracts

Catcher entered into employment agreements with its Chief Executive Officer, Chief Technology Officer, Chief Financial Officer and Vice President of Engineering. The employment agreements expire at various times through 2008. The agreements provide for initial aggregate annual base compensation of $816,000 per year.

Consulting Agreements

Catcher entered into a Consulting Agreement with Hayden Communications, Inc. dated as of May 1, 2005 for a one year period at a fee of $5,000 per month. Immediately following the Acquisition, a fee totaling $160,000 was paid to Hayden Communications, Inc. for services performed prior to May 2005. Hayden Communications, Inc. is a stockholder in the Company.

Catcher entered into a Consulting Agreement with The Del Mar Consulting Group, Inc. (“DCG”) dated April 21, 2005 for a one year period at a fee of $5,000 per month. DCG is a stockholder in the Company.

Catcher entered into a Consulting Agreement with Kai Hansen dated April 21, 2005 for a one year period at a fee of $5,000 per month. Kai Hansen is a stockholder in the Company.

Catcher entered into a Services Agreement with BlackFord Partners, Inc., dated as of May 6, 2005, whereby BlackFord Partners, Inc. agreed to provide financial and accounting services. Pursuant to an Amendment to the Services Agreement, dated as of June 24, 2005, warrants to purchase 85,000 shares of the Company’s Common Stock at an exercise price of $3.74 were issued to the principals of BlackFord Partners, Inc. which include Jeff Gilford, the Company’s Chief Financial Officer. The Company has valued the warrants at $17,030 using the binomial option pricing model and the following assumptions; Stock Price $0.89, Volatility, 80%, Risk Fee Interest Rate 3.37%, Dividends 0%. The value of the warrant is included in selling, general and administrative expense for the year ended December 31, 2005.

The Company recorded an aggregate expense of $295,000 for services provided under the contracts described above which is included in selling, general and administrative expense for the year ended December 31, 2005. An aggregate of $15,000, due under these contracts, is included in current liabilities at December 31, 2005.

Software License Agreements

In October 2005 the Company entered into a license agreement which included the purchase of a source code license for $50,000 and provides for royalty payments of $2.00 per end user license. Payment for the source code license is due upon the achievement of certain milestones as defined in the agreement. The Company paid $15,000 during the year ended December 31, 2005 which is included in research and development expenses in the accompanying statement of operations. The agreement can be terminated in the event that the Company does not purchase 200,000 end user licenses through 2008. In addition to the royalty payment, the Company will pay an additional $20,000 for maintenance of end user licenses beginning in 2006.

In November 2005 the Company entered into a software license agreement which included the purchase of a source code license for $30,000 and provides for royalty payments of $5.25 per end user license. The Company has committed to purchase the end user licenses pursuant to the following schedule:

	Licenses	Royalty
2005	6,250	$32,813
2006	43,750	229,687
2007	25,000	131,250

Total	75,000	$393,750

The Company recorded the initial payment of $32,813 as prepaid royalties which is included in prepaid expenses and other current assets at December 31, 2005. The Company recorded the source code license fee as expense which is included in research and development expenses for the year ended December 31, 2005.

Manufacturing Agreement

In November 2005, the Company entered into a manufacturing agreement with a supplier to manufacture its product. Under the agreement, the Company incurred production startup costs including $204,950 for tooling and $84,500 for non-recurring engineering costs which have been capitalized. The Company may be obligated to pay an additional $58,000 of non-recurring engineering costs under certain conditions defined in the agreement.

Teaming Agreement

In June 2005, an entity, with which the Company entered into a teaming agreement, asserted that it retained exclusive rights to distribute the CATCHERTM device. On November 10, 2005, the Company entered into a release and settlement agreement with the entity pursuant to which the parties terminated the prior teaming agreement and granted mutual releases. As part of the release and settlement agreement, the Company agreed to pay the entity an aggregate of $50,000 as follows: $25,000 upon completion of the first 1,001 production units and $25,000 upon completion of the first 5,001 production units or in the event that either of these milestones do not occur before June 20, 2006 the entire amount is due on that date. The Company has recorded an accrued liability of $50,000 related to this settlement at December 31, 2005.

(8) Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2005, the Company has net operating loss carry forwards of approximately $4,098,000, available to offset future federal and state taxable income to the extent permitted under the Internal Revenue Code (IRC), expiring in varying amounts through 2025. Under the IRC, certain substantial changes in the Company’s ownership may limit the amount of net operating loss carry forwards that can be utilized in any one year to offset future taxable income.

The Company experienced a change in ownership, as defined, in May 2005, as a result, the Company has limited use of operating loss carry forwards from both LCM Technologies, Inc. and U.S. Telesis Holdings, Inc.

The Company has net deferred tax assets at December 31, 2005 that consist of the following:

2005
Deferred tax assets:
Net operating loss carryforwards	$1,650,000
Capitalized research and development	40,000
Research credits carryforwards	100,000
Accrued expenses	112,000
Stock-based compensation	47,000

Total deferred tax assets	1,949,000
Valuation allowance	(1,949,000)

Net deferred tax assets	$—

The Company has provided a valuation allowance for the full amount of these net deferred tax assets, since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be available to offset future income tax liabilities and expenses. The change in the valuation allowance of $1,949,000 is primarily attributable to the net loss for the year ended December 31, 2005.

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate was as follows for the year ended December 31, 2005:

Amount computed using statutory rate (34%)	$(3,446,000)
Net change in valuation allowance for net deferred tax assets	1,595,000
Non-deductible stock compensation and acquired in process research and development	1,849,000
Other	2,000

Provision for Income taxes	$—

(9) Equity Transactions

Founder Stock

Prior to the Acquisition, Catcher sold the equivalent of 6,218,739 shares of Common Stock to founders for $0.001 per share and in exchange for property or future services of the founders. The difference between the fair value of the shares of $0.89 and the price paid has been expensed during the year ended December 31, 2005.

Private Placement

On May 4, 2005, Catcher sold in a private placement 4,500,386 shares of Common Stock and warrants to purchase an additional 4,500,386 shares of Common Stock to private investors for net proceeds of $4,293,690 (the “Private Placement”). The warrants vested immediately and expire in May of 2015. The warrants have exercise prices ranging from $1.00 to $1.50. The warrants are callable at the exercise price by the Company upon completing certain milestones defined in the agreement. The warrants were assumed by the Company in the Acquisition.

In connection with the Private Placement, the Company entered into a Registration Rights Agreement which provided that the Company would incur penalties if it failed to file a registration statement within 90 days of the Private Placement (the “Filing Deadline”). Prior to the Filing Deadline, the Company filed the registration statement on August 1, 2005.

The Company may incur penalties pursuant to the Registration Rights Agreement in the event that, due to the fault of the Company, its registration statement is not deemed effective by the Securities and Exchange Commission within 180 days of the Private Placement. In the event that the Company fails to meet the filing deadline or, at the fault of the Company, does not cause the registration statement to become effective within 180 days of the private placement, the Company must pay, at the option of the holder, either 1% of the total proceeds of the private placement for each 30 day period in which the Company is in default or issue the equivalent number of warrants to purchase private placement units at the private placement price. The registration statement was not declared effective by the Securities and Exchange Commission prior to being withdrawn in January 2006 (See Note 12). The Company has amended the related Registration Rights Agreement (See Note 12). The amendment does not require the Company to file a registration statement for these securities unless a demand is made by at least 25% of the holders upon effectiveness of a registration statement of shares from new equity financings which in the aggregate exceed $10 million. In addition, the Company has the ability to control amounts raised in future equity financings. The Company determined that the maximum potential liquidated damages that can be realized under the original Registration Rights Agreement does not represent a penalty as defined in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In addition, the Company has the ability to deliver unregistered shares under the agreement. Therefore, the Company has classified the instrument as equity.

Series A Warrant Exercise

In October, 2005, a total of 22 investors holding Series A warrants to purchase shares of the Company’s Common Stock made a partial exercise of such Series A warrants purchasing approximately 1,108,000 shares of the Company’s Common Stock in exchange for aggregate proceeds to the Company of approximately $1.66 million. As of December 31, 2005, the Company has not issued stock to an investor that tendered proceeds to exercise their warrant due to the lack of appropriate documentation. The Company has included the $44,235 in accrued expenses at December 31, 2005. The Company has reserved 29,490 shares for issuance upon receipt of the appropriate documentation and has included these shares in the calculation of basic and diluted loss per share at for the year ended December 31, 2005 and for the period from inception (March 31, 2004) through December 31, 2005.

(10) Stock Based Compensation

Adoption of 2005 Stock Incentive Plan and Termination of Prior Plans

On October 24, 2005, the Company’s Board of Directors (the “Board”) approved the Company’s 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”). The Company has reserved 2,219,000 shares of the Company’s Common Stock for issuance under the 2005 Stock Incentive Plan, subject to adjustment for a stock split, or any future stock dividend or other similar change in the Company’s Common Stock or capital structure. The continuance of the 2005 Stock Incentive Plan is subject to approval of the plan by the Company’s stockholders which must be obtained within 12 months of Board approval date of the 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights, collectively referred to as “awards.” Stock options granted under the 2005 Stock Incentive Plan may be either incentive stock options under the provisions of Section 422 of the Internal Revenue Code, or non-qualified stock options. Incentive stock options may be granted only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. The Board or a committee designated by the Board, referred to as the “plan administrator,” will administer the 2005 Stock Incentive Plan, including selecting the participants, determining the number of shares to be subject to each award, determining the exercise or purchase price of each award and determining the vesting and exercise periods of each award. Unless terminated sooner, the 2005 Stock Incentive Plan will automatically terminate in 2015. The Board will have authority to amend or terminate the 2005 Stock Incentive Plan. No amendment or termination of the 2005 Stock Incentive Plan shall adversely affect any rights under awards already granted to a participant unless agreed to by the affected participant. To the extent necessary to comply with applicable provisions of federal securities laws, state corporate and securities laws, the Internal Revenue Code, the rules of any applicable stock exchange or national market system, and the rules of any non-U.S. jurisdiction applicable to awards granted to residents therein, the Company will obtain stockholder approval of any such amendment to the 2005 Stock Incentive Plan in such a manner and to such a degree as required.

On October 24, 2005, the Board terminated the Employee Stock Plan and Director Stock Plan that the Board previously had approved on June 24, 2005 (the “Prior Plans”). The Prior Plans had been approved subject to stockholder approval. The Prior Plans never became effective and no awards were granted under the Prior Plans prior to their termination.

On October 24, 2005, the Board approved the form of option agreement evidencing the June 24, 2005 grant to Jeff Gilford, the Company’s Chief Financial Officer. The Board had previously approved the option grant to Mr. Gilford on June 24, 2005, but the form of option agreement was not finalized and approved by the Board until October 24, 2005. The Board also clarified on October 24, 2005 that the grant was not subject to stockholder approval. The Company has determined that the measurement date occurred on October 24, 2005 and valued the shares at $0.54 using a binomial option-pricing model. The Company recorded compensation expense of $116,363 during the year ending December 31, 2005 for options that vested under this award.

The award to Mr. Gilford was for an option to purchase 918,000 shares of the Company’s Common Stock at an exercise price of $3.74 per share. This option was granted pursuant to the terms of a Notice of Stock Option Award (including a Stock Option Agreement) outside of any stock incentive plan of the Company. In addition to the other terms set forth in the Notice of Stock Option Award, the “First Tranche” of the Mr. Gilford’s option represents the right to purchase 580,000 shares, 25% of the shares subject to the First Tranche vested on June 16, 2005 (the “Vesting Commencement Date”), and 1/36 of the remaining shares subject to the First Tranche vest on each monthly anniversary of the Vesting Commencement Date, such that the shares subject to the First Tranche will be fully vested three years after the Vesting Commencement Date. The “Second Tranche” of the option represents the right to purchase 193,000 shares, 25% of the shares subject to the Second Tranche vest 12 months after the Vesting Commencement Date and 1/36 of the remaining shares subject to the Second Tranche vest on each monthly anniversary of the Vesting Commencement Date thereafter, such that the shares subject to the Second Tranche will be fully vested four years after the Vesting Commencement Date. The “Third Tranche” of the option represents the right to purchase 145,000 shares, 25% of the shares subject to the Third Tranche vest 24 months after the Vesting Commencement Date and 1/36 of the remaining shares subject to the Third Tranche vest on each monthly anniversary of the Vesting Commencement Date thereafter, such that the shares subject to the Third Tranche will be fully vested five years after the Vesting Commencement Date. The vesting of the shares underlying the option accelerates in certain circumstances relating to the termination of Mr. Gilford’s service to the Company or a change in control of the Company.

In December 2005, the Board approved the grant of 430,000 options. A grant date, as defined in SFAS 123R, will not occur for these awards or subsequent awards until the plan has been approved by the shareholders. Options for 2,219,000 shares of the Company’s Common Stock remain available for grant at December 31, 2005.

Restricted Stock

In December 2005, the Board approved the grant of 280,000 shares of restricted stock to an officer and members the three independent members of the board of directors for services to be provided. The awards vest over various periods through 2009. The awards were contingent upon the Company filing a valid registration statement on Form S-8 as well as the Company obtaining the necessary state approvals. Compensation will be measured on the date upon which the grants are deemed to occur (the contingency’s are resolved). Compensation will be recognized from that date forward as the awards vest.

On March 14, 2006 the Company satisfied the necessary requirements and issued the restricted common stock agreements described above. The Company valued the stock at $3.69 per share based on the market price on the date of grant and will record this as deferred compensation in the first quarter of 2006 and recognize compensation expense as the awards vest.

(11) Related Party Transactions

Office Space

During the year ended December 31, 2005, an officer contributed office space to the Company. No expense was attributed to these services as the Company is still in the early stage of development.

Consulting Agreements

The Company has entered into consulting agreements with certain related parties (See Note 7).

(12) Subsequent Events

Series A Warrant Exercise

On February 2, 2006, the Company issued Series C Warrants to each Series A Holder (collectively, the “Participating Series A Holders”) that (i) exercised all Series A Warrants held by the Series A Holder, (ii) executed the Amended and Restated Registration Rights Agreement and (iii) executed the Warrant Amendment, by February 2, 2006. An aggregate of 1,677,285 Series C Warrants were issued to the Participating Series A Holders and are now outstanding. The Series C Warrants are non-callable, entitle the holder to purchase one share of the Common Stock at $2.50 per share and are exercisable for a period of five years (the “Exercise Period”). The Company valued the Series C Warrants at $0.64 per share using a binomial option-pricing model. The Company will record the value of the warrants as interest expense in the quarter ending March 31, 2006.

In connection with the issuance of the Series C Warrants, the Company issued to the Participating Series A Holders an aggregate of 569,258 shares of our Common Stock upon the exercise of outstanding Series A Warrants held by such investors. The Company received total proceeds of approximately $854,000 in cash upon such exercises.

Amendment to Series A and Series B Warrants

On February 2, 2006, the Company entered into Amendment No. 1 to the Series A and Series B Warrants effective as of February 2, 2006 (the “Warrant Amendment”) with the Participating Series A Holders. The Amendment changed the reference in Section 13 of the Series A Warrants and in Section 13 of the Series B Warrants to the “Registration Rights Agreement” to instead reference the “Amended and Restated Registration Rights Agreement, dated as of February 2, 2006, as amended from time to time.”

Registration Statement and Amendment to Registration Rights Agreement

On January 3, 2006 the Company withdrew its registration statement on form SB-2 prior to it being declared effective by the SEC. In addition, on February 2, 2006, the Company entered into an Amended and Restated Registration Rights Agreement (the “Amended Rights Agreement”), The Amended Rights Agreement subordinates the contractual registration rights of Mr. Tabankin and Mr. Sander (the “Officers”) such that they will not have the right to register their shares on any registration statement until all of the Registrable Securities held by persons that are not affiliates of the Company have been registered.

The Amended Rights Agreement further provides that (i) all parties to the Amended Rights Agreement are to be subordinate to the registration rights to be granted in certain future financings by the Company as defined; (ii) any amounts that may have been due to them on account of any default under the Prior Rights Agreement are waived and such penalty provisions are eliminated on a going forward basis; and (iii) the Company may, in its discretion, reduce the amount of Registrable Securities to be included in any registration statement on a pari passu basis with each other party to the Amended Rights Agreement and with any other parties as defined in the Amended Rights Agreement.

In the event that the Company receives, at any time after the consummation of one or more equity financings in which the Company receives gross proceeds of at least $10,000,000 in the aggregate (the “Next Financing”), a written request from the Holders of a majority of the Registrable Securities then outstanding that the Company file a registration statement under the Securities Act covering the registration of at least 25% of the then outstanding Registrable Securities and, following such request, the Company fails to include at least 70% of the securities so requested to be registered, (such excluded securities hereinafter referred to as the “Excluded Securities”) and fails to file an additional registration statement including the Excluded Securities as required by the registration rights agreement, the Company must pay, at the option of the holder, liquidated damages equal to either each holders’ pro-rata portion of $45,000 for each 30 day period in which the Company is in default, or each holders’ pro-rata portion of private placement units which could have been purchased for an aggregate of $45,000.

Private Placement

In January 2006, the Company entered into an agreement with a placement agent to conduct the offer of its securities in a private placement (“Offering”). Certain of the Company’s stockholders have an ownership interest in the placement agent. The contract provides for the Placement Agent to be paid a fee equal to 8% of the gross proceeds received from the sale of units comprising the Company’s shares and warrants (“Units”) sold in the Offering. In addition, the Company will issue to the Placement Agent warrants to purchase Units equal to 8% of the Units sold in the Offering. The placement agent will receive a reduced fee equal to 4% cash and 4% warrants to purchase Units on any proceeds invested by certain existing or known investors. In addition, the placement agent is entitled to receive 2% of the proceeds from the exercise of warrants issued in the offering, and for a period of 12 months from the closing date of the Offering, the placement agent will receive 8% of the proceeds received from any investor who participated in the Offering.

On March 15 and March 17, 2006, the Company completed a private placement whereby it sold 2,682,000 shares of our Common Stock (the “Shares”) and issued Series D warrants to purchase another 1,341,000 shares of our Common Stock (the “ Series D Warrant Shares”) to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), resulting in proceeds, net of issuance costs, of approximately $6,111,000 (the transaction is referred to herein as the “2006 Private Placement”). Included in the issuance costs is the placement agent’s fee of $506,400. In addition, the Company issued a warrant to the placement agent to purchase 101,280 units sold in the private placement at $5.00 per unit. The purchase of these units would result in the issuance of an additional 202,560 shares of Common Stock and 101,280 Series D warrants to purchase Common Stock. The Series D warrants have an exercise price of $3.50 per share and expire 5 years from the date of issuance. The Company will evaluate the appropriate classification of the warrants issued in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, during the first quarter of 2006.

In connection with the 2006 Private Placement, the Company entered into a Registration Rights Agreement which provides for the registration of the Shares within 45 days of the closing date and registration of the Series D Warrant Shares at a later date as defined in the Registration Rights Agreement (the “March 2006 Registration Rights Agreement”). The Company may incur liquidated damages for every 30 days that it is in default of the following provisions:

•	The Company fails to file registration statements, as defined in the March 2006 Registration Rights Agreement.

•	The Company fails respond to comments from the Commission on a timely basis, as defined in the March 2006 Registration Rights Agreement.

•	The registration statements are not declared effective by the Commission, as defined in the March 2006 Registration Rights Agreement.

•	After a registration statement is first declared effective by the Commission, if it ceases for any reason to remain continuously effective, as defined in the March 2006 Registration Rights Agreement, as to all registrable securities

The amount of liquidated damages is the amount of Shares and Warrants equal to one percent (1%) of the respective number of Shares and Warrants sold to such Investor pursuant to the Purchase Agreement which would be issued to investors for no additional cost.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective December 2, 2005, our Audit Committee dismissed Vitale, Caturano & Company, Ltd. (“Vitale”), which had previously served as our independent registered public accounting firm, and engaged Stonefield Josephson, Inc. (“Stonefield”) as our new independent registered public accounting firm. The decision to change accounting firms was recommended and approved by our Audit Committee. The reason for the change of accounting firms was so that our accounting firm would be located in closer proximity to our financial offices in San Diego, California.

The reports of Vitale on our financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principle.

There were no disagreements with Vitale on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Vitale, would have caused Vitale to make reference thereto in their report on our financial statements.

During the two most recent fiscal years and through December 2, 2005, we did not consult with Stonefield on any matter that: (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in either case where written or oral advice was provided that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event under Item 304(a)(1)(iv)(B) of Regulation S-B.

The Company filed a Form 8-K announcing the dismissal on December 7, 2005.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the fiscal period covered by this report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to have a materially affect, our internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this item will be set forth in the Proxy Statement or Form 10-KSB/A and is incorporated in this report by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement or Form 10-KSB/A and is incorporated in this report by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Proxy Statement or Form 10-KSB/A and is incorporated in this report by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be set forth in the Proxy Statement or Form 10-KSB/A and is incorporated in this report by reference.

ITEM 13. EXHIBITS

EXHIBIT #	DESCRIPTION
3.1.	Certified copy of the Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Form 8-K dated June 23, 2005 filed with the SEC on June 28, 2005.

3.2	Bylaws of the Registrant incorporated by reference to Exhibit 2.2 of the Form 10-SB filed with the SEC on May 29, 2003, as amended by Amendment No. 1 to the Bylaws of the Registrant incorporated by reference to Exhibit 3.2 to the Form 8K dated July 29, 2005 and filed with the SEC on August 1, 2005.

4.1	Form of Series A Warrant issued to investors incorporated by reference to Exhibit 4.1 to the Form 8-K/A dated May 4, 2005 filed with the SEC on July 15, 2005.

4.2	Form of Series B Warrant issued to investors incorporated by reference to Exhibit 4.2 to the Form 8-K/A dated May 4, 2005 filed with the SEC on July 15, 2005.

4.3	Form of Warrant issued to Stan Blackburn incorporated by reference to Exhibit 4.1 to the Form 8-K dated June 23, 2005 filed with the SEC on June 28, 2005.

4.4	Form of Warrant issued to Jeff Gilford incorporated by reference to Exhibit 4.2 to the Form 8-K dated June 23, 2005 filed with the SEC on June 28, 2005.

4.5	Form of Restricted Stock Award Agreement incorporated by reference to Exhibit 4.4 to the Form S-8 dated January 26, 2006 and filed with the SEC thereon.

4.6	Form of Restricted Stock Award to Jeff Gilford incorporated by reference to Exhibit 4.5 to the Form S-8 dated January 26, 2006 and filed with the SEC thereon.

4.7	Form of Restricted Stock Award to Harry Casari incorporated by reference to Exhibit 4.6 to the Form S-8 dated January 26, 2006 and filed with the SEC thereon.

4.8	Form of Restricted Stock Award to Cathal Flynn incorporated by reference to Exhibit 4.7 to the Form S-8 dated January 26, 2006 and filed with the SEC thereon.

4.9	Form of Restricted Stock Award to Clayton Foushee incorporated by reference to Exhibit 4.8 to the Form S-8 dated January 26, 2006 and filed with the SEC thereon.

4.10	Form of Amendment No. 1 to Series A and Series B Warrants incorporated by reference to Exhibit 4.1 to the Form 8-K dated February 2, 2006 filed with the SEC on February 8, 2006.

4.11	Form of Series C Warrant issued to investors incorporated by reference to Exhibit 4.2 to the Form 8-K dated February 2, 2006 filed with the SEC on February 8, 2006.

4.12	Form of Series D Warrant to purchase shares of Common Stock of Catcher Holdings, Inc. incorporated by reference to Exhibit 10.2 to the Form 8-K dated March 15, 2006 and March 17, 2006 filed with the SEC on March 21, 2006.

10.1	Form of Preferred Stock Purchase Agreement, dated as of May 4, 2005, by and among the Company, Catcher and the preferred stockholders of Catcher incorporated by reference to Exhibit 10.1 to the Form 8-K/A dated May 4, 2005 filed with the SEC on July 15, 2005.

10.2	Form of Stock Purchase Agreement, dated as of May 4, 2005, by and among the Company and the founders holding Common Stock of Catcher incorporated by reference to Exhibit 4.1 to the Form 8-K/A dated May 4, 2005 filed with the SEC on July 15, 2005.

10.3	Employment Agreement, between Jeff Gilford and Catcher, Inc., the Registrant’s subsidiary incorporated by reference to Exhibit 10.1 to the Form 8-K dated June 23, 2005 and filed with the SEC on June 28, 2005.

10.4	Services Agreement, dated as of May 6, 2005, between the Registrant and BlackFord Partners Inc., as amended by the Amendment dated June 24, 2005 incorporated by reference to Exhibit 10.2 to the Form 8-K dated June 23, 2005 and filed with the SEC on June 28, 2005.

10.5	Consulting Agreement, effective as of April 21, 2005, by and between The Del Mar Consulting Group, Inc. and Catcher incorporated by reference to Exhibit 4.1 to the Form 8-K/A dated May 4, 2005 filed with the SEC on July 15, 2005.

10.6	Consulting Agreement, dated as of May 1, 2005, by and between Hayden Communications, Inc. and Catcher incorporated by reference to Exhibit 4.1 to the Form 8-K/A dated May 4, 2005 filed with the SEC on July 15, 2005.

10.7	Consulting Agreement, effective as of April 21, 2005, by and between Kai Hansen and Catcher incorporated by reference to Exhibit 4.1 to the Form 8-K/A dated May 4, 2005 filed with the SEC on July 15, 2005.

10.8	Teaming Agreement with Project Performance Corporation dated March 29, 2005 incorporated by reference to Exhibit 4.1 to the Form 8- K/A dated May 4, 2005 filed with the SEC on July 15, 2005.

10.9	Employment Agreement, effective as of April 21, 2005, by and between Catcher and Charles Sander. Incorporated by reference to Exhibit 10.10 (Sander), 10.11 (Tabankin) and 10.12 (Sutton) to the Form SB-2 dated August 1, 2005 and filed with the SEC on August 1, 2005.

10.10	Employment Agreement, effective as of April 21, 2005, by and between Catcher and Ira Tabankin. Incorporated by reference to Exhibit 10.10 (Sander), 10.11 (Tabankin) and 10.12 (Sutton) to the Form SB-2 dated August 1, 2005 and filed with the SEC on August 1, 2005.

10.11	Employment Agreement, effective as of April 21, 2005, by and between Catcher and John Sutton. Incorporated by reference to Exhibit 10.10 (Sander), 10.11 (Tabankin) and 10.12 (Sutton) to the Form SB-2 dated August 1, 2005 and filed with the SEC on August 1, 2005.

10.12	Employment Agreement, between Jeff Gilford and Catcher, Inc., the Registrant’s subsidiary incorporated by reference to Exhibit 10.1 to the Form 8-K dated June 23, 2005 and filed with the SEC on June 28, 2005.

10.13	Employment Agreement Amendment Letter, dated July 29, 2005, regarding Ira Tabankin incorporated by reference to Exhibit 10.1 to the Form 8-K dated July 29, 2005 and filed with the SEC on August 1, 2005.

10.14	Employment Agreement Amendment Letter, dated July 29, 2005, regarding Charles Sander incorporated by reference to Exhibit 10.2 to the Form 8-K dated July 29, 2005 and filed with the SEC on August 1, 2005.

10.15	Employment Agreement Amendment Letter, dated July 29, 2005, regarding John Sutton incorporated by reference to Exhibit 10.3 to the Form 8-K dated July 29, 2005 and filed with the SEC on August 1, 2005.

10.16	Asset Purchase Agreement, dated as of April 21, 2005, by and between LCM Technologies, Inc. and Catcher, Inc. Incorporated by reference to Exhibit 10.17 to the Form SB-2/A dated November 23, 2005 and filed with the SEC on November 23, 2005.

10.17	Software License Agreement, dated as of September 27, 2005 by and between Innerwall, Inc. and Catcher, Inc., incorporated by reference to Exhibit 10.1 to the Form 8-K dated September 27, 2005 and filed with the SEC on October 3, 2005.†

10.18	Catcher™ Device Finder’s Agreement, dated as of September 27, 2005 by and between Innerwall, Inc. and Catcher, Inc., incorporated by reference to Exhibit 10.2 to the Form 8-K dated September 27, 2005 and filed with the SEC on October 3, 2005.†

10.19	Enclave™ Software Finder’s Agreement, dated as of September 27, 2005, by and between Innerwall, Inc. and Catcher, Inc., incorporated by reference to Exhibit 10.3 to the Form 8K dated September 27, 2005 and filed with the SEC on October 3, 2005.†

10.20	2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 27, 2005 and filed with the SEC on October 27, 2005.

10.21	Form of Stock Option Agreement under 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 8-K dated October 27, 2005 and filed with the SEC on October 27, 2005.

10.22	Description of Non-Employee Director Cash Compensation Terms, incorporated by reference to Exhibit 10.3 to the Form 8-K dated October 27, 2005 and filed with the SEC on October 27, 2005.

10.23	Stock Option Agreement with Jeff Gilford, incorporated by reference to Exhibit 10.4 to the Form 8-K dated October 27, 2005 and filed with the SEC on October 27, 2005.

10.24	Manufacturing Agreement, dated as of November 22, 2005, by and between Catcher, Inc. and Key Tronic Corporation, incorporated by reference to Exhibit 10.1 to the Form 8-K dated November 22, 2005 and filed with the SEC on November 29, 2005.

10.25	Indemnification arrangement with the Company’s President and Chief Executive Officer, Charles Sander, incorporated by reference to Exhibit 10.1 to the Form 8-K dated December 13, 2005 and filed with the SEC on December 19, 2005.

10.26	Form of Amended and Restated Registration Rights Agreement, dated as of February 2, 2006, by and among the Company and the persons listed as signatories thereto incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 2, 2005 filed with the SEC on February 8, 2005.

10.27	Form of Securities Purchase Agreement, dated as of March 15, 2006, by and among the Company and the investors identified on the signature pages thereto, incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 15, 2006 filed with the SEC on March 21, 2006.

10.28	Form of Registration Rights Agreement, dated as of March 15, 2006, by and among the Company and the investors listed as signatories thereto, incorporated by reference to Exhibit 10.3 to the Form 8-K dated March 15, 2006 filed with the SEC on March 21, 2006.

14.1	Code of Ethics incorporated by reference to Exhibit 14.1 to the Form 8-K dated June 23, 2005 and filed with the SEC on June 28, 2005.

21.1	Catcher, Inc., a Delaware corporation.

23.1*	Consent of Stonefield Josephson, Inc.

23.2*	Consent of Vitale, Caturano & Company, Ltd.

24.1*	Power of Attorney (Included on the signature page).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Confidential Treatment Requested

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement or Form 10-KSB/A and is incorporated in this report by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2006

Catcher Holdings, Inc.

By	/s/ Charles Sander
Charles Sander
President
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Charles Sander and Jeff Gilford, each of them acting individually, as his or her attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-KSB.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Charles Sander	Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2006
Charles Sander

/s/ Jeff Gilford	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2006
Jeff Gilford

/s/ Ira Tabankin	Secretary and Director	March 28, 2006
Ira Tabankin

/s/ Harry Casari	Director	March 28, 2006
Harry Casari

/s/ Cathal L. Flynn	Director	March 28, 2006
Rear Admiral (Retired) Cathal L. Flynn

/s/ H. Clayton Foushee, Jr.	Director	March 28, 2006
H. Clayton Foushee, Jr.