Form 10KSB/A
period 2005-12-31
CATCHER HOLDINGS INC
filed 2006-04-26
CIK 1230802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Registrant had revenues for its most recent fiscal year of $0.

Indicate the number of shares outstanding of each issuer’s classes of Common Stock, as of the latest practicable date. At March 31, 2006, 17,139,718 shares of Common Stock, $0.001 par value, were outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant on March 17, 2006, was $40,407,843.

EXPLANATORY NOTE

The undersigned registrant hereby amends Items 9, 10, 11, 12 and 14 of Part III of its Annual Report for the fiscal year ended December 31, 2005 on Form 10-KSB as set forth in the pages attached hereto.

This Form 10-KSB/A does not reflect events occurring after the filing of the original Annual Report on Form 10-KSB and, other than the amendment described above, does not modify or update the disclosures in the original Annual Report on Form 10-KSB in any way.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers, Directors, and Key Employees

The following are our executive officers and directors and their respective ages and positions as of March 31, 2006:

Name	Age	Position
Charles Sander	57	Director, President and Chief Executive Officer

Ira Tabankin	56	Director, Secretary and Chief Technical Officer

Jeff Gilford	45	Chief Financial Officer

Bill DeGroot	57	Vice President – Sales

John Sutton	59	Vice President – Engineering

Harry L. Casari	69	Director

Rear Admiral (Retired) Cathal Flynn	67	Director

H. Clayton Foushee, Jr.	52	Director

The following is a brief description of the business background of each of our executive officers and directors:

Charles Sander, Director and President and Chief Executive Officer. Mr. Sander became a director on May 25, 2005 and our chief executive officer on May 4, 2005. Mr. Sander has more than 30 years’ experience in the aviation security/operations arena. From June 2002 until joining Catcher, Mr. Sander was Vice President and Partner at the Global Transportation Unit of Unisys Corp., a publicly-traded company. At Unisys, he headed the airports business practice in the development and marketing of aviation products and services. From September 2000 to June 2002, Mr. Sander was Vice President for Aviation Sales at Scanz Communications, Inc. From March 1998 to September 2000, Mr. Sander was first an Executive Account Manager and, in December of 1999, Regional Director, Aviation Sales for TYCO/ADT Security Services, Inc., a publicly-traded company. Mr. Sander launched Tyco’s aviation security group. Mr. Sander started his professional career as a military air traffic controller and also held the position of airport general manager at the Baltimore Washington International airport. Mr. Sander also serves as a director, President and Chief Executive Officer of Catcher.

Ira Tabankin, Director and Secretary. Mr. Tabankin became a director and our secretary on May 4, 2005. Mr. Tabankin has more than 30 years’ experience developing and launching new products for such companies as SHARP Electronics from August 1973 to December 1983 and March 1985 to September 1987, NovAtel Communications from October 1987 to May 1991, Robert Bosch from May 1991 to December 1996 and Cadence Design Services from February 1997 to March 1999. NovAtel, Robert Bosch and Cadence Design

Services are publicly-traded companies. Prior to founding Catcher in April 2005, Mr. Tabankin was President and Chief Executive Officer of LCM Technologies, Inc., a company he founded in 2004 for purposes of developing the CATCHERTM device. From July 2002 until founding LCM Technologies, Inc. in March 2004, Mr. Tabankin was an independent consultant for his own company, IJT Consulting through which he provided consulting services to various clients. From March 1999 to July 2002, Mr. Tabankin was Chief Strategic Officer of Scanz Communications, Inc. Mr. Tabankin also serves as a director, Chairman and Chief Technical Officer of Catcher.

Jeff Gilford, Chief Financial Officer. Mr. Gilford became our chief financial officer on June 16, 2005. Mr. Gilford has more than 20 years’ experience as a finance and operations executive. Prior to joining Catcher in June 2005, Mr. Gilford was a Principal of BlackFord Partners, Inc., a company he co-founded in April 2001. BlackFord is a financial advisory firm providing Acting Chief Financial Officer services to early stage venture backed technology companies, focusing on areas including securing business financing, strategy formulation, development of financial infrastructure, and direction with operational matters. From November 1998 until founding BlackFord Partners, Inc., Mr. Gilford was the Vice-President of Finance/Chief Financial Officer of OrderFusion, Inc. a sell-side e-commerce software provider. Mr. Gilford began his career as a licensed California CPA with Touche Ross & Co. (currently Deloitte & Touche USA LLP), and holds a Master’s of Business Administration and BS in Business Administration from San Diego State University.

Bill DeGroot Vice President – Sales. Mr. DeGroot became our Vice President—Sales on March 13, 2006. Mr. DeGroot has more than 25 years of IT executive management experience in sales, customer support and field service. From March 2003 until joining Catcher, Mr. DeGroot was VP of Sales for early stage companies of the investment and consulting group, Zero2 Companies and Zero2 Ventures. From May 2002 to March 2003 Mr. DeGroot was an Executive Account Manager for WorldCom, a publicly traded company. From September 1998 to April 2002 Mr. DeGroot held various positions with the Computer Systems Division of Toshiba America, including Southeast District Manager from September 1998 to July 2000, and Eastern Regional Director from July 2000 to April 2002. From February 1996 to September 1998 Mr. DeGroot was a Senior Principle with Technology Solutions Company, a publicly-traded company. From March 1994 to February 1996, Mr. DeGroot was VP of Sales and Marketing for General Programming, Incorporated. From January 1986 to March 1994 Mr. DeGroot held various positions with GRiD Systems, the maker of the first ruggedized laptop computer, including District Manager from January 1986 to April 1988, Eastern Regional Director from April 1988 to May 1989, Area VP from Nat 1989 to July 1990, and VP North American Sales from July 1990 to March 1994.

John Sutton, Vice President – Engineering. Mr. Sutton became our Vice President – Engineering on April 21, 2005. Mr. Sutton has more than 30 years of engineering and manufacturing operational management experience. Mr. Sutton was VP Operations of LCM Technologies, Inc. from March 2004 until the acquisition of LCM by Catcher in April 2005. From August 2003 to March 2004, Mr. Sutton served as an independent contractor working with numerous companies contract manufacturing operations. From August 2002 to August 2003, Mr. Sutton was VP Operations for Apacheta Corporation. From April 2001 to August 2002, Mr. Sutton was Senior VP Operations for Enfora Wireless.

Harry L. Casari, Director. Mr. Casari became a director on October 24, 2005. Mr. Casari is currently a private investor. He worked as a Certified Public Accountant for Ernst & Young LLP from 1969 until 1994 when he retired as a Partner. Mr. Casari received a BS degree in business administration from the University of Denver. He also serves as a member of the board of directors of Cohu, Inc., Meade Instruments Corp. and , Orange 21, Inc., all of which are publicly-traded companies.

Rear Admiral (retired) Cathal Flynn, Director. Admiral Flynn became a director on June 24, 2005. Admiral Flynn began his naval career in 1960. In 30 years of active service, he served mainly in areas of naval special warfare, joint special operations, measures to combat terrorism, and international security affairs. Promoted to Rear Admiral in 1985, he served successively as Commander, Naval Security and Investigative Command (and concurrently as Assistant Director of Naval Intelligence for Counterintelligence and Anti-terrorism), Director of Plans and Policy, US Special Operations Command, and Deputy Assistant Secretary of Defense for Special Operations. After retiring in 1990, Admiral Flynn joined Science Applications International Corporation. He concurrently served on committees of the National Research Council and the Defense Science Board. From 1993 to 2000, Admiral Flynn was the Associate Administrator for Civil Aviation Security in the Federal Aviation Administration. Since early 2001, Admiral Flynn has acted as an independent consultant to numerous clients, in the area of civil aviation security. From 2001 to 2002, Admiral Flynn was a consultant to Argenbright Security, Inc, and was a non-voting member of the Board of that company. Since December 2004, Admiral Flynn has been a member of the Advisory Board of Isonics, Inc. Since May 2005, he has been a board member of SecureLogic Corporation. Isonics and SecureLogic are both publicly-traded companies.

H. Clayton Foushee, Jr., Director. Dr. Foushee became a director on June 24, 2005. Dr. Foushee has a wealth of experience in the aviation, operations, legislation, safety and security fields, including 12 years of government service at the National Aeronautics and Space Administration (NASA) and the Federal Aviation Administration, where he was Chief Scientific and Technical Advisor. Dr. Foushee spent a decade in senior executive positions with Northwest Airlines, a publicly-traded company, first as Managing Director, Flight Procedures, Training and Standards from 1992 to 1993, then as Vice President, Flight Operations from 1993 to 1998 and finally as Vice President, Regulatory Affairs from 1998 to 2001. From 2002 until January, 2005, Dr. Foushee was Vice President and Partner at the Global Transportation Division of Unisys Corp., a publicly-traded company. At Unisys, he managed major strategic transportation projects and coordinated public and private industry initiatives with the Congress and government agencies. Most recently, since February, 2005, Dr. Foushee has been a Partner (non-attorney) and Director of Governments Affairs for the Washington, D.C. law firm, Zuckert, Scoutt and Rasenberger (ZSR), L.L.P. and President of Farragutt International, L.L.C., the consulting division of ZSR.

Executive Officers and Directors

Currently, all of our directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our officers are elected and serve at the discretion of our board of directors. There are no family relationships among any of our directors and executive officers.

Committees of the Board of Directors

On October 24, 2005, our board of directors established an audit committee, a compensation committee and a nominating and corporate governance committee.

Audit Committee. Mr. Casari is the chairman of our audit committee, and the other members of the audit committee are Admiral Flynn and Dr. Foushee, each of whom is a non-employee member of our board of directors. The functions of the audit committee include:

•	reviewing the results of the audit engagement with the independent auditors;

•	reviewing the adequacy, scope and results of the internal accounting controls and procedures;

•	reviewing the degree of independence of the auditors, as well as the nature and scope of our relationship with our independent auditors;

•	reviewing the auditors’ fees; and

•	recommending the engagement of auditors to the full board of directors.

We believe that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and SEC rules and regulations. Our board of directors has determined that Mr. Casari is an audit committee financial expert, as defined by the rules of the SEC.

Compensation Committee. Dr. Foushee is the chairman of our compensation committee, and the other members of the compensation committee are Mr. Casari and Admiral Flynn, each of whom is a non-employee member of our board of directors. The function of the compensation committee include:

•	reviewing and, as it deems appropriate, recommending to our board of directors, policies, practices and procedures relating to the compensation of our directors, officers and other managerial employees and the establishment and administration of our employee benefit plans;

•	exercising authority under our employee benefit plans; and

•	advising and consulting with our officers regarding managerial personnel and development.

The compensation of our executive officers is generally determined by the compensation committee of our board of directors, subject to applicable employment agreements. Our compensation programs are intended to enable the attraction, motivation, reward, and retention of the management talent required to achieve corporate objectives and thereby increase shareholder value. We anticipate that our compensation policy will be to provide incentives to its senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of our business. To attain these objectives, the executive compensation program may include a competitive base salary, cash incentive bonuses, and stock-based compensation.

Nominating and Corporate Governance Committee. Admiral Flynn is the chairman of our nominating and corporate governance committee, and the other members of the nominating and corporate governance committee include Mr. Casari and Dr. Foushee, each of whom is a non-employee member of our board of directors.

The functions of the nominating and governance committee will include the following:

•	identifying and recommending to our board of directors individuals qualified to serve as the directors and on the committees of the board of directors;

•	advising the board of directors with respect to matters of board composition, procedures and committees;

•	developing and recommending to the board of directors a set of corporate governance principles applicable to us and overseeing corporate governance matters generally; and

•	overseeing the annual evaluation of the board and our management.

The nominating and governance committee will consider director candidates recommended by stockholders. In considering candidates submitted by stockholders, the nominating and governance committee will take into consideration the needs of the board of directors and the qualifications of the candidate. The nominating and governance committee may also take into consideration the number of shares held by the recommending stockholder and the length of time that such shares have been held. To have a candidate considered by the nominating and governance committee, a stockholder must submit the recommendation in writing and must include the following information:

•	the name of the stockholder;

•	evidence of the stockholder’s ownership of our common stock, including the number of shares owned and the length of time of ownership;

•	the name of the candidate;

•	the candidate’s resume or a listing of his or her qualifications to be one of our directors; and

•	the candidate’s consent to be named as a director if selected by the nominating and governance committee and nominated by the board of directors.

Our directors believe that the minimum qualifications for service as one of our directors are that a nominee possess an ability, as demonstrated by recognized success in his or her field, to make meaningful contributions to the board of director’s oversight of the business and our affairs, an impeccable reputation of integrity and competence in his or her personal or professional activities. The nominating and governance committee’s evaluation of potential candidates will be consistent with the board of director’s criteria for selecting new directors. Such criteria include an understanding of our business environment and the possession of such knowledge, skills, expertise, and diversity of experience so as to enhance the board’s ability to manage and direct our affairs and business, including when applicable, to enhance the ability of committees of the board of directors to fulfill their duties and/or satisfy any independence requirements imposed by law, regulation or listing requirements.

The nominating and governance committee may receive suggestions from current board members, company executive officers, or other sources, which may be either unsolicited or in response to requests from the nominating and governance committee for such candidates. The nominating and governance committee also, from time to time, may engage firms that specialize in identifying director candidates. As described above, the nominating and governance committee will also consider candidates recommended by stockholders.

Once the nominating and governance committee has identified a person as a potential candidate, the committee may collect and review publicly available information regarding the person to assess whether the person should be considered further. If the committee determines that the candidate warrants further consideration, the chairman of the board of directors or another member of the committee may contact the person. Generally, if the person expresses a willingness to be considered and to serve on the board of directors, the nominating and governance committee may request information from the candidate, review the person’s accomplishments and qualifications and may conduct one or more interviews with the candidate. The committee may consider all such information in light of information regarding any other candidates that the committee might be evaluating for membership on the board of directors. In certain instances, committee members may contact one or more references provided by the candidate or may contact other members of the business community or other persons that may have greater first-hand knowledge of the candidate’s accomplishments. The nominating and governance committee’s evaluation process does not vary based on whether or not a candidate is recommended by a stockholder, although, as stated above, the board may take into consideration the number of shares held by the recommending stockholder and the length of time that such shares have been held.

Code of Ethics

We have adopted a code of ethics that applies to our officers, employees and directors, including our principal executive officers, principal financial officers and principal accounting officers. The code of ethics sets forth written standards that are designated to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that a we file with, or submit to, the SEC and in other public communications made by us;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in our code of ethics; and

•	Accountability for adherence to our code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of such forms furnished to us and written representations from such reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner, except that Agile Partners, LP failed to file a Form 4 with respect to a transaction in October 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned during the years ended December 31, 2003, 2004 and 2005 by our former and current chief executive and of each executive whose annual compensation in the fiscal year ended December 31, 2005 exceeded $100,000. We refer to our Chief Executive Officer and these other executive officers as our “named executive officers” in this Prospectus.

Summary Compensation Table

					Long-Term Compensation Award
					Restricted	Securities
		Annual Compensation			Stock	Underlying	All Other
Name and Principal Position	Year	Salary		Bonus	Award(s)	Options/SARs	Compensation
Charles Sander (1) President, Chief Executive Officer, and Director	2005		$135,417	32,468	—	—	4,900	(2)

Ira Tabankin (3) Director and Secretary	2005		$123,700	20,000	—	—	86,404	(4)

Jeff Gilford (5) Chief Financial Officer	2005		$91,666	15,000	—	918,000	—

Bill DeGroot (6) Vice President – Sales, Catcher	2005		$—	—	—	—	—

John Sutton (7) Vice President - Engineering, Catcher	2005		$85,625	75,000	—	—	4,200	(2)

Nicholas Rigopulos(8) Former Chief Executive Officer and Chief Financial Officer	2005 2004 2003	$ $ $	— — —	— — —	— — —	— 167,000 1,300,000	— — —

(1)	Mr. Sander’s employment commenced effective May 4, 2005. Prior to that time, he received no compensation from us. See “Employment Agreements” below.
(2)	Consists of a car allowance.
(3)	Mr. Tabankin’s employment commenced effective April 21, 2005. Prior to that time, he received no compensation from us. See “Employment Agreements” below.
(4)	Consists of a $4,900 car allowance and an $81,504 reimbursement for relocation costs.
(5)	Mr. Gilford’s employment commenced effective June 16, 2005. Prior to that time, he received $22,326 in compensation from us in his capacity as a consultant and principal of Blackford Partners. See “Certain Relationships and Related Party Transactions” and “Employment Agreements” below.

(6)	Mr. DeGroot’s employment commenced effective March 13, 2006. Prior to that time he received no compensation from us.
(7)	Mr. Sutton’s employment commenced effective April 21, 2005. Prior to that time, he received no compensation from us. See “Certain Relationships and Related Party Transactions” and “Employment Agreements” below.
(8)	Mr. Rigopulos resigned effective May 5, 2005.

Option Grants in Last Fiscal Year

The following table sets forth certain information with respect to stock options granted to the individuals named in the Summary Compensation Table during the fiscal year ended December 31, 2005, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually, minus the applicable per share exercise price. These assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock price. There can be no assurance that any of the values in the table will be achieved. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock and overall stock market conditions.

In the fiscal year ended December 31, 2005, we granted options to purchase up to an aggregate of 1,348,000 shares of our common stock to employees, directors and consultants. The percentage of total options granted is based upon an aggregate of 1,348,000 options granted during 2005.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees In Last Fiscal Year	Exercise Price Per Share	Expiration Date
Name					5%	10%
Charles Sander	—	—	—	—	—	—
Ira Tabankin	—	—	—	—	—	—
Jeff Gilford	918,000	68.1%	$3.74	10/24/2015	$2,159,197	$5,471,828
Bill DeGroot	—	—	—	—	—	—
John Sutton	—	—	—	—	—	—
Nicholas Rigopulos	—	—	—	—	—	—

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth for the individuals named in the Summary Compensation Table their option exercises for the fiscal year ended December 31, 2005, and exercisable and unexercisable options held by them as of December 31, 2005.

The “Value of Unexercised In-the-Money Options at December 31, 2005” is calculated based on the difference between $3.65, which is the average of the high and low bid prices per share of our common stock on the OTC Bulletin Board on the last day our common stock was traded during the fiscal year ended December 31, 2005, and the exercise price for the shares underlying the option, multiplied by the number of shares issuable upon exercise of the option.

	Number of Shares Acquired On Exercise	Value Realized	Number of Shares Underlying Unexercised Options At December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Charles Sander	—	—	—	—	—	—
Ira Tabankin	—	—	—	—	—	—
Jeff Gilford	—	—	217,500	700,500	$793,875	$2,521,800
Bill DeGroot	—	—	—	—	—	—
John Sutton	—	—	—	—	—	—
Nicholas Rigopulos	—	—	—	—	—	—

Compensation of Directors

On October 24, 2005, our board of directors approved the following cash compensation terms for our non-employee directors: Non-employee directors will be paid a total of $1,500 per day for each day their services are required, including such parts of a day required for traveling to any meeting or other event for which their participation has been requested on our behalf, and additionally be reimbursed for all reasonable travel expenses incurred as a result of their participation. Non-employee directors also will be paid $500 for conference call participation.

Compensation Committee Interlocks And Insider Participation

There were no interlocking relationships between us and other entities that might affect the determination of the compensation of its directors and executive officers.

Employment Agreements and Change-in-Control Arrangements

We entered into an employment agreement with Charles Sander effective as of April 21, 2005 pursuant to which Mr. Sander is employed as our Chief Executive Officer. The current term of the agreement expires May 4, 2008 but will be automatically renewed for additional three-year periods until either party gives the other party written notice of its intent not to renew at least 60 days prior but no more than 90 days prior to the end of the term. Mr. Sander’s base salary is $250,000 per annum. Mr. Sander is entitled to participate in our bonus program which will be dependent upon the achievement of certain milestones and to participate in any stock option plan that we may have in effect for executive employees, provided that, in no event will the bonus program provide for a bonus of less than 50% of Mr. Sander’s base salary. If his employment agreement is terminated under certain circumstances, Mr. Sander will be entitled to severance payments equal to up to two years (or the remainder of the contract term, if greater) of his base salary and bonus. Effective July 29, 2005, but retroactive to the commencement of Mr. Sander’s employment with us, we agreed to amend his employment agreement to provide that retroactive to May 4, 2005, Mr. Sander will be entitled to a $20,000 signing bonus, a car allowance of $700 per month and reimbursement of reasonable and necessary business expenses incurred by Mr. Sander in accordance with our reimbursement policies.

We entered into an employment agreement with Ira Tabankin effective as of April 21, 2005 pursuant to which Mr. Tabankin is employed as our Chief Technology Officer. The current term of the agreement expires April 21, 2008 but will be automatically renewed for additional three-year periods until either party gives the other party written notice of its intent not to renew at least 60 days prior but no more than 90 days prior to the end of the term. Mr. Tabankin’s base salary is $216,000 per annum. Mr. Tabankin is entitled to participate in our bonus program which will be dependent upon the achievement of certain milestones and to participate in any stock option plan that we may have in effect for executive employees, provided that, in no event will the bonus program provide for a bonus of less than 50% of Mr. Tabankin’s base salary. If his employment agreement is terminated under certain circumstances, Mr. Tabankin will be entitled to severance payments equal to up to two years (or the remainder of the contract term, if greater) of his base salary and bonus and a royalty equal to 1% of our gross income for a period of three years following the termination of employment. Effective July 29, 2005, but retroactive to the commencement of Mr. Tabankin’s employment with us, we agreed to amend his employment agreement to provide that retroactive to May 4, 2005, Mr. Tabankin will be entitled to a $20,000 signing bonus, a car allowance of $700 per month and reimbursement of reasonable and necessary business expenses incurred by Mr. Tabankin in accordance with our reimbursement policies.

We entered into an employment agreement with Jeff Gilford effective as of June 16, 2005 pursuant to which Mr. Gilford is employed as our Chief Financial Officer. The current term of the agreement expires on June 16, 2008 but will be automatically renewed for additional three-year periods until either party gives the other party written notice of its intent not to renew at least 60 days prior but no more than 90 days prior to the end of the term. Mr. Gilford will receive an annual base salary of $200,000 and is entitled to participate in any incentive bonus program we may adopt for our executive employees, provided that, in no event will the bonus program provide for a bonus of less than 50% of Mr. Gilford’s base salary upon achievement of certain goals. In addition, Mr. Gilford will be paid a one-time signing bonus of $15,000 not part of any incentive bonus program or yearly bonus within 30 days from the execution of the Employment Agreement. On June 24, 2005, we granted to Mr. Gilford options to purchase 918,000 shares of our common stock at an exercise price of $3.74 vesting over three years in three separate tranches consisting of (1) a first tranche of 580,000 shares, 25% of which vests on June 16, 2005 with the remaining 75% vesting monthly, pro rata each month, over the three year period following June 16, 2005, (2) a second tranche of 193,000, 25% of which vests on June 16, 2006, with the remaining 75% vesting monthly, pro rata each month, over the three year period following June 16, 2006 and (3) a third tranche of 145,000 shares, 25% of which vests on June 16, 2007 with the remaining 75% vesting monthly, pro rata each month, over the three year period following June 16, 2007. If there we experience a “Change of Control” (as that term will be defined in an agreement between us and Mr. Gilford), all unvested options will immediately vest. However, if Mr. Gilford’s employment is terminated without Cause or for Good Reason (as each of those terms are defined in the Employment Agreement), any unvested options in a tranche that had commenced to vest will immediately vest. If his employment agreement is terminated under certain circumstances, Mr. Gilford will be entitled to severance payments equal to up to 18 months (or the remainder of the contract term, if greater) of his base salary and bonus.

We entered into an employment agreement with John Sutton effective as of April 21, 2005 pursuant to which Mr. Sutton is employed as our Vice President — Engineering. The current term of the agreement expires April 21, 2006 but will be automatically renewed for additional one-year periods until either party gives the other party written notice of its intent not to renew at least 60 days prior but no more than 90 days prior to the end of the term. Mr. Sutton’s base salary is $150,000 per annum. Mr. Sutton is entitled to participate in our bonus program which will be dependent upon the achievement of certain milestones and to participate in any stock option plan that we may have in effect for executive employees. If his employment agreement is terminated under certain circumstances, Mr. Sutton will be entitled to severance payments equal to up to six months (or the remainder of the contract term, if greater) of his base salary and bonus. Effective July 29, 2005, but retroactive to the commencement of Mr. Sutton’s employment with us, we agreed to amend his employment agreement to provide that retroactive to May 4, 2005, Mr. Sutton will be entitled to a car allowance of $600 per month and reimbursement of reasonable and necessary business expenses incurred by Mr. Sutton in accordance with our reimbursement policies.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2006 unless otherwise noted, by:

•	each of our named executive officers;

•	each of our directors and nominees;

•	each person known by us to beneficially own more than 5% of our common stock; and

•	all of our executive officers, directors and nominees as a group.

Information with respect to beneficial ownership has been furnished by each executive officer, director, nominee or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Percentage of beneficial ownership is based on 17,139,718 shares of our common stock outstanding as of March 31, 2006. The number of shares of common stock beneficially owned by each person and the percentage ownership of each person include any shares of common stock underlying options or warrants held by such persons that are exercisable within 60 days of March 31, 2006, if any.

Except as otherwise noted below, the address of each of the persons in the table is Catcher Holdings, Inc., 39526 Charlestown Pike, Hamilton, VA 20158-3322.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Executive Officers and Directors:
Charles Sander	2,232,341		13%
Ira Tabankin	2,232,341	(1)	13%
Jeff Gilford	442,917	(2)	3%
Bill DeGroot	—		*
John Sutton	240,625		1%
Harry L. Casari	60,000		*
Cathal Flynn	60,000		*
H. Clayton Foushee	60,000		*

5% Stockholders:
Agile Partners, LP 3500 Alameda De Las Pulgas, Suite 20 Menlo Park, CA 94025	1,624,864	(3)	9.13%
Sandor Capital Master Fund LP 2828 Routh Street, Suite 500 Dallas, TX 75205	1,250,000	(4)	7.09%
London Family Trust 2 Aurora Drive Montecito, CA 93108	1,249,864	(5)	7.09%
Rawleigh Ralls 744 Spruce Street Boulder, CO 80302	924,934	(6)	5.29%
All directors and executive officers as a group (8 persons)	5,328,224	(7)	30.5%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.
(1)	Includes 8 shares of common stock issuable upon the conversion of 1 share of Series A Preferred Stock that is convertible to 8 shares of common stock within 60 days after March 31, 2006 .
(2)	Includes (i) 65,000 shares of common stock issuable upon the exercise of a warrant that is exercisable within 60 days of March 31, 2006; and (ii) 277,917 shares of common stock issuable upon exercise of an option that is exercisable within 60 days of March 31, 2006.
(3)	Includes (i) 324,973 shares of common stock issuable upon the exercise of a Series B Warrant that is exercisable within 60 days of March 31, 2006; and (ii) 324,973 shares of common stock issuable upon the exercise of a Series C Warrant that is exercisable within 60 days of March 31, 2006. Scott Cummings has voting and dispositive power on behalf of Agile Partners, LP.

(4)	Includes (i) 250,000 shares of common stock issuable upon the exercise of a Series B Warrant that is exercisable within 60 days of March 31, 2006; and (ii) 250,000 shares of common stock issuable upon the exercise of a Series C Warrant that is exercisable within 60 days of March 31, 2006. John Lemak has voting and dispositive power on behalf of Sandor Capital Master Fund, LP.
(5)	Includes (i) 249,973 shares of common stock issuable upon the exercise of a Series B Warrant that is exercisable within 60 days of March 31, 2006; and (ii) 249,973 shares of common stock issuable upon the exercise of a Series C Warrant that is exercisable within 60 days of March 31, 2006. Robert S. London has voting and dispositive power on behalf of London Family Trust.
(6)	Includes (i) 124,987 shares of common stock issuable upon the exercise of a Series B Warrant that is exercisable within 60 days of March 31, 2006; (ii) 124,987 shares of common stock issuable upon the exercise of a Series C Warrant that is exercisable within 60 days of March 31, 2006; and (iii) 100,000 shares of common stock issuable upon the exercise of a Series D Warrant that is exercisable within 60 days of March 31, 2006
(7)	Includes 8 shares of common stock issuable upon conversion of 1 share of Series A Preferred Stock convertible within 60 days of March 31, 2006 and options and warrants to purchase an aggregate of 342,917 shares, which are exercisable within 60 days of March 31, 2006.

Equity Compensation Plan Information

With respect to equity compensation plans as of December 31, 2005, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	1,433,000	(1)	$3.74	2,219,000	(2)

Total	1,433,000		$3.74	2,219,000

(1)	This amount includes (i) 918,000 options issued to Jeff Gilford on October 24, 2005, (ii) 85,000 warrants issued to Blackford Partners, an affiliate of Mr. Gilford, on June 24, 2005 and (iii) 430,000 options issued to other employees in December 2005.
(2)	This amount includes the stock option plan approved by the board of directors on October 24, 2005 which is pending security holder approval.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2005, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $60,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest other than the transactions described below.

Asset Purchase

We entered into an Asset Purchase Agreement with LCM Technologies, Inc., a Delaware corporation (“LCM”), dated as of April 21, 2005, with respect to the purchase by us of substantially all of the assets of LCM and the assumption by us of substantially all of the liabilities of LCM. Pursuant to the agreement, we assumed contracts of LCM, all intellectual property owned by LCM and all information, files correspondence regarding such contracts, and intellectual property. In addition we assumed the obligations under such contracts and certain payables, such as for legal fees. Ira Tabanakin, one of our directors and a stockholder, is the only shareholder of LCM and an officer and director of LCM.

Consulting Agreements

We entered into a Consulting Agreement with Hayden Communications, Inc. dated as of May 1, 2005 for a period of twelve (12) months at a fee of $5,000 per month plus reimbursement of certain expenses. Immediately following the Acquisition, a fee totaling $160,000 was paid to Hayden Communications, Inc. in respect to the services provided prior to May 2005, including capital markets consulting, strategy formulation and marketing material creation and production. Hayden is one of our stockholders. The agreement will terminate on April 30, 2006.

We entered into a Consulting Agreement with The Del Mar Consulting Group, Inc. (“DCG”) for a period of twelve (12) months effective as of April 21, 2005 at a fee of $5,000 per month plus reimbursement of certain expenses. DCG is one of our stockholders. The agreement will terminate on April 20, 2006.

We entered into a Consulting Agreement with Kai Hansen for a period of twelve (12) months effective as of April 21, 2005 at a fee of $5,000 per month plus reimbursement of certain expenses. Mr. Hansen is one of our stockholders. This agreement will terminate on April 20, 2006.

We entered into a Services Agreement with BlackFord Partners, Inc., dated as of May 6, 2005, whereby BlackFord Partners, Inc. agreed to provide financial and accounting advisory services to us at a rate of $75 to $125 per hour depending on the type of services rendered. Pursuant to an Amendment to the Services Agreement, dated as of June 24, 2005, a warrant to purchase 20,000 shares of our common stock at an exercise price of $3.74 was issued to Stan Blackburn and a warrant to purchase 65,000 shares of our common stock at an exercise price of $3.74 was issued to Jeff Gilford. Jeff Gilford, our Chief Financial Officer is a principal of Blackford Partners, Inc. The Services Agreement, as amended, will terminate on June 15, 2006.

Employment Agreements

We entered into an employment agreement with Charles Sander effective as of April 21, 2005 pursuant to which Mr. Sander is employed as our Chief Executive Officer. See “Management - Employment Agreements” above.

We entered into an employment agreement with Ira Tabankin effective as of April 21, 2005 pursuant to which Mr. Tabankin is employed as our Chief Technology Officer. See “Management - Employment Agreements” above.

We entered into an employment agreement with Jeff Gilford effective as of June 16, 2005 pursuant to which Mr. Gilford is employed as our Chief Financial Officer. See “Management - Employment Agreements” above.

We entered into an employment agreement with John Sutton effective as of April 21, 2005 pursuant to which Mr. Sutton is employed as our Vice President – Engineering. See “Management - Employment Agreements” above.

Convertible Notes

Throughout 2004 and early 2005 as described below, we entered into the following convertible promissory notes with the stockholders mentioned below, which notes were automatically converted effective May 4, 2005 to an aggregate of 1,544,524 shares of our common stock:

•	In February 2004, we entered into convertible promissory notes with our stockholders Robert Prag, Jay Farar and Paul Mannion for gross proceeds of $13,000. The notes bore interest at a rate of 6% and matured on September 30, 2004. The notes were convertible into our common stock at a conversion price of $0.03 per share at any time after September 30, 2004. September 2004 we amended the notes to extend the maturity date to January 31, 2005. On February 1, 2005 we amended the notes to extend the maturity date to January 31, 2006.

•	In July 2004, we entered into two convertible promissory notes with our stockholders Jay Farar and Paul Mannion for gross proceeds of $10,000. The notes bore interest at a rate of 6% and matured on January 31, 2005. The notes were convertible into our common stock at a conversion price $0.03 per share at any time after January 31, 2005. On February 1, 2005 we amended the notes to extend the maturity date to January 31, 2006.

•	In September 2004, we entered into a convertible promissory note with our stockholder Robert Prag for gross proceeds of $5,000. The note bore interest at a rate of 6% and matured on January 31, 2005. The note was convertible into our common stock at a conversion price of $0.03 per share at any time after January 31, 2005. On February 1, 2005 we amended the note to extend the maturity date to January 31, 2006.

•	In January 2005, we entered into a convertible promissory note with Nicholas Rigopulos, our then Chief Executive Officer, Chief Financial Officer and director for gross proceeds of $5,000. The note bore interest at a rate of 6% and matures on July 31, 2005. The note was convertible into our common stock at a conversion price of $0.03 per share at any time after January 31, 2005. The note was only to be converted at our option. On February 1, 2005 we amended the note to extend the maturity date to January 31, 2006.

•	In April 2005, we entered into four convertible promissory notes with Nicholas Rigopulos, our then Chief Executive Officer, Chief Financial Officer and director, and our stockholders Paul Mannion, Robert Prag and Jay Farar, for gross proceeds of $36,000. The notes bore interest at a rate of 1% and matured on January 31, 2006. The notes were convertible into our common stock at a conversion price of $0.10 per share at any time after August 31, 2005.

•	In May 2005, we entered into a convertible promissory note with Nicholas Rigopulos, our then Chief Executive Officer, Chief Financial Officer and director in exchange for payment of $2,975 of expenses. The note bore interest at a rate of 6% and matured on January 31, 2006. The note was convertible into our common stock at a conversion price of $0.10 per share at any time after August 31, 2005. The note was only to be converted at our option.

ITEM 13. EXHIBITS

EXHIBIT #	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2004 and 2005 by Vitale, Caturano & Company, Ltd. and Stonefield Josephson, Inc.:

Vitale, Caturano & Company, Ltd.

	2005	2004
Audit Fees(1)	$48,995	$11,200
Audit-Related Fees(2)	22,500	—
Tax Fees(3)	1,875	1,000
All Other Fees	—	—

Stonefield Josephson, Inc.

	2005	2004
Audit Fees(1)	$80,000	$—
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees	—	—

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements, review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”
(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 26, 2006

Catcher Holdings, Inc.

By	/s/ Charles Sander
Charles Sander
President
(Principal Executive Officer)