Form 10QSB
period 2006-03-31
CATCHER HOLDINGS INC
filed 2006-04-26
CIK 1230802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      to

Commission file number 000-50299

Catcher Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	62-0201385
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

39526 Charlestown Pike, Hamilton, VA 20158-3322

(Address of principal executive offices)

(540) 882-3087

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 31, 2006
Common Stock, $.001 par value per share	17,139,718

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Page
PART I. Financial Information	3
Item 1. Financial Statements
Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 and Period from Inception (March 31, 2004) to March 31, 2006 (Unaudited)	3
Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005	4
Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 and Period from Inception (March 31, 2004) to March 31, 2006 (Unaudited)	5
Consolidated Statements of Shareholders’ Equity (Deficit) for the three months ended March 31, 2006 and for the Period from Inception (March 31, 2004) to March 31, 2006	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis or Plan of Operation.	14
Item 3. Controls and Procedures.	28

PART II Other Information	29
Item 1. Legal Proceedings	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits	29

SIGNATURES	31

CERTIFICATIONS AND EXHIBITS

PART I. FINANCIAL INFORMATION

Item I – Consolidated Financial Statements

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Period from Inception (March 31, 2004) to
	March 31, 2006	March 31, 2005	March 31, 2006
Net revenue	$—	$—	$—
Operating expenses:
Research and development expenses	615,717	25,765	3,474,322
Selling, general and administrative expenses	712,728	55,842	3,095,885
Acquired research & development	—	—	2,028,129
Non-cash compensation(1)	228,495	—	3,867,989

Operating loss	(1,556,940)	(81,607)	(12,466,325)
Financing costs	(1,073,462)	—	(1,073,462)
Interest income	12,824	—	37,472

Loss from operations before income taxes	(2,617,578)	(81,607)	(13,502,315)
Income taxes	—	—	—

Net loss	$(2,617,578)	$(81,607)	$(13,502,315)

Loss per share:

Basic & Diluted	$(0.18)	$(0.04)	$(1.93)

Weighted-average number of shares outstanding – Basic and Diluted:	14,429,746	2,278,973	6,990,308

(1) The following summarizes the allocation of stock based compensation.
Research and development expenses	$—	$—	$268,647
Selling, general and administrative expenses	228,495	—	3,599,342

Total	$228,495	$—	$3,867,989

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,094,683	$913,182
Prepaid expenses and other current assets	1,408,946	566,671

Total current assets	6,503,629	1,479,853
Fixed Assets, net	841,589	320,862
Deposits	14,904	4,857

Total Assets	$7,360,122	$1,805,572

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	370,983	463,470
Accrued and other current liabilities	613,987	647,703

Total current liabilities	984,970	1,111,173

Total Liabilities	984,970	1,111,173

Shareholders’ Equity:
Common Stock, $0.001 value, 50,000,000 shares authorized; 17,139,718 and 13,578,970 shares outstanding, respectively	17,139	13,578
Preferred Stock, $0.001 par value, 1 million shares authorized; 1 share outstanding	—	—
Additional paid in capital	19,860,328	11,565,558
Deficit accumulated during the development stage	(13,502,315)	(10,884,737)

Total Shareholders’ Equity	6,375,152	694,399

Total Liabilities and Shareholders’ Equity	$7,360,122	$1,805,572

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Period from Inception (March 31, 2004) to
	March 31, 2006	March 31, 2005	March 31, 2006
Cash Flows From Operating Activities:
Net loss	$(2,617,578)	$(81,607)	$(13,502,315)
Adjustments to reconcile net cash provided by operating activities:
Depreciation	2,111	—	3,267
Acquired research and development	—	—	2,028,129
Non-cash stock-based compensation expense	228,495	—	3,850,959
Warrants issued in connection with consulting contract	—	—	17,030
Non-cash financing costs	1,073,462	—	1,073,462
Changes in assets and liabilities:
Prepaid expenses and other assets	(842,275)	—	(1,408,946)
Other Assets	(10,047)	—	(14,904)
Accounts payable	(92,487)	81,403	370,983
Accrued and other liabilities	(33,716)	—	613,987

Net cash used in operating activities	(2,292,035)	(204)	(6,968,348)
Cash Flows Used In Investing Activities:
Capital expenditures, net	(522,838)	—	(844,856)
Cash Flows From Financing Activities:
Proceeds from issuance of Common Stock and warrants net of $606,789 and $814,267 in issuance costs for the three months ended March 31, 2006 and for the period from inception (March 31, 2004) through March 31, 2006, respectively	6,098,211		10,391,901
Proceeds from issuance of Common Stock	—		17
Proceeds from exercise of warrants	898,163	—	2,515,969

Net cash provided by financing activities	6,996,374	—	12,907,887

Net increase in cash and cash equivalents	4,181,501	(204)	5,094,683
Cash and cash equivalents at beginning of period	913,182	364	—

Cash and cash equivalents at end of period	$5,094,683	$160	$5,094,683

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Period from Inception (March 31, 2004) to March 31, 2006

	Number of Shares of Preferred Stock	Preferred Stock $0..001 par value	Number of Shares of Common Stock	Common Stock $0.001 par value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Balance at Inception (1)	—	$—	2,232,333	$2,232	$(2,232)	$—	$—
Issuance of Common Stock on December 31, 2004	—	—	46,640	47	(47)	—	—
Net loss	—	—	—	—	—	(748,366)	(748,366)

Balance at 12/31/04	1	$—	2,278,973	$2,279	$(2,279)	$(748,366)	$(748,366)
Issuance of convertible preferred stock on April 21, 2005(2)	733,778	734	—	—	5,223,318	—	5,224,052
Issuance of Common Stock on April 21, 2005		—	301,875	302	309,877	—	310,179
Issuance of Common Stock and warrants to private investors on May 4, 2005	—	—	4,500,386	4,500	4,289,190	—	4,293,690
Issuance of Common Stock to U.S. Telesis, Inc. shareholders on May 4, 2005	—	—	1,781,295	1,781	(1,764)	—	17
Conversion of convertible preferred stock in Common Stock on June 23, 2005(3)	(733,777)	(734)	3,637,904	3,638	(2,904)	—	—
Issuance of warrants to consultants on June 23, 2005	—	—	—	—	17,030	—	17,030
Issuance of Common Stock pursuant to warrant exercises in October 2005	—	—	1,078,537	1,078	1,616,728	—	1,617,806
Compensation Expense	—	—	—	—	116,362	—	116,362
Net loss	—	—	—	—	—	(10,136,371)	(10,136,371)

Balance at 12/31/05	1	$—	13,578,970	$13,578	$11,565,558	$(10,884,737)	$694,399
Issuance of Common Stock pursuant to warrant exercises in February 2006 (unaudited)	—	—	598,748	599	897,564	—	898,163
Issuance of warrants to consultants on June 23, 2005 (unaudited)	—	—	—	—	1,073,462	—	1,073,462
Issuance of Common Stock and warrants on March 15 and 17, 2006 (unaudited)	—	—	2,682,000	2,682	6,095,529	—	6,098,211
Issuance of Common Stock on March 16, 2006 to directors and employees (unaudited)	—	—	280,000	280	(280)	—	—
Compensation Expense (unaudited)	—	—	—	—	228,495	—	228,495
Net Loss (unaudited)	—	—	—	—	—	(2,617,578)	(2,617,578)

Balance at 3/31/06 (unaudited)	1	$—	17,139,718	$17,139	$19,860,328	$(13,502,315)	$6,375,152

(1)	The Common Share amount represents common stock of the Company issued to the sole owner of LCM Technologies, Inc. upon the conversion of his preferred stock on June 23, 2005 as if they were outstanding at the inception of LCM Technologies, Inc.

(2)	This share amount includes preferred shares issued to the sole owner of LCM Technologies, Inc. which were converted on June 23, 2005. The sole owner of LCM Technologies, Inc. still holds one share of preferred stock in the Company at March 31, 2006.

(3)	The Common Share amount excludes 2,232,333 shares which were issued to the sole owner of LCM Technologies, Inc. which have been presented as outstanding since the inception of the Company.

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Catcher Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2005 as filed on Form 10KSB with the SEC on March 29, 2006. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) Nature of Business

Effective May 4, 2005, Catcher, Inc. merged with and into Catcher Holdings, Inc. (formerly U.S. Telesis Holdings, Inc. (“UST”)) (the “Company”) with Catcher, Inc. as the survivor for accounting purposes (the “UST Merger”). Just prior to the UST merger on April 28, 2005, Catcher, Inc. completed an asset purchase of LCM Technologies, Inc. (“LCM”) with LCM as the survivor for accounting purposes (the “LCM Merger”). Both the UST Merger and the LCM Merger (collectively “the Mergers”) were treated as a reverse merger from an historical accounting perspective, and accordingly the period from inception of the Company begins on March 31, 2004, the date of inception of LCM. The financial statements of the Company presented reflect the historical results of LCM prior to the Mergers, and of the combined entities following the Mergers, and do not include the historical financial results of UST prior to the consummation of the UST Merger. Stockholders’ equity has been retroactively restated to reflect the number of shares received in the Mergers after giving effect to the difference in par value, with the offset to additional paid-in capital.

Catcher Holdings, Inc., a Delaware Corporation, is in the business of developing, manufacturing and distributing a portable, ruggedized, wireless handheld security device (the “CATCHERTM”) device. The Company is in the process of completing development of its first product, has begun production of the first evaluation units of its product and plans to commence commercial production during the second quarter of 2006.

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

(4) Summary of Significant Accounting Policies

Net Loss per Common Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding warrants. Approximately 7,148,234 and 0 outstanding shares to be issued upon conversion of preferred stock and from the exercise of warrants and options were excluded from the calculation of diluted earnings per share for three months ended March 31, 2006 and 2005, respectively, because they were anti-dilutive.

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

Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123R, Share Based Payment (SFAS 123R) and SAB No. 107 regarding SFAS 123R (SAB 107). Under SFAS 123R and SAB 107, compensation is measured on the grant date of an award and recognized over the service period for which the award was granted, generally the vesting period. Compensation is equal to the fair value of the award determined using a binomial option-pricing model. No instruments were issued during the three months ended March 31, 2006 and 2005 which required valuation under an option-pricing model. During the three months ended March 31, 2006, the Company issued 280,000 shares of restricted stock to an officer and the three independent members of the board of directors for services to be provided. The weighted average fair value of these shares on their grant date was $3.69 based on the market price of the Company’s Common Stock on that date. The restricted stock grants vest on various dates over a three year period. Compensation expense is being recognized over the vesting period.

(5) Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following at:

	March 31, 2006	December 31, 2005
	(unaudited)
Manufacturing Molds and Tooling	$—	$419,088
Units Released to Production	1,292,777	102,707
Software Royalties	65,626	32,813
Retainers	45,000	10,000
Other	5,543	2,063

Total	$1,408,946	$566,671

“Units released to production” consists of payments to the Company’s contract manufacturer to initiate production. These amounts will be recorded as inventory or cost of sales upon shipment of the completed product to the Company or to its customers, respectively.

(6) Equity Transactions

May 2005 Private Placement

On May 4, 2005, Catcher sold in a private placement 4,500,386 shares of Common Stock and warrants to purchase an additional 4,500,386 shares of Common Stock to private investors for net proceeds of $4,293,690 (the “Private Placement”). The warrants vested immediately and expire in May of 2015. The warrants have exercise prices ranging from $1.00 to $1.50. The warrants are callable at the exercise price by the Company upon completing certain milestones defined in the agreement. The warrants were assumed by the Company in the UST Merger.

In connection with the Private Placement, the Company entered into a Registration Rights Agreement which provided that the Company would incur penalties if it failed to file a registration statement or have the filed registration statement declared effective within specified time frames. This Registration Rights Agreement was amended and restated on February 2, 2006 to eliminate the penalty provisions as set forth more fully below.

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

The Amended Rights Agreement further provides that, in the event that the Company receives, at any time after the consummation of one or more equity financings in which the Company receives gross proceeds of at least $10,000,000 in the aggregate (the “Next Financing”), a written request from the Holders of a majority of the Registrable Securities then outstanding that the Company file a registration statement under the Securities Act covering the registration of at least 25% of the then outstanding Registrable Securities and, following such request, the Company fails to include at least 70% of the securities so requested to be registered, (such excluded securities hereinafter referred to as the “Excluded Securities”) and fails to file an additional registration statement including the Excluded Securities as required by the registration rights agreement, the Company must pay, at the option of the holder, liquidated damages equal to either each holders’ pro-rata portion of $45,000 for each 30 day period in which the Company is in default, or each holders’ pro-rata portion of private placement units which could have been purchased for an aggregate of $45,000.

The Company has the ability to deliver unregistered shares under the agreement and has determined that the maximum potential liquidated damages that can be realized under the Amended and Restated Registration Rights Agreement does not represent a penalty as defined in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Therefore, the Company believes that the contract does not require net-cash settlement and has classified the instrument as equity.

Series A Warrant Exercise and Series C Warrant Issuance

In October, 2005, a total of 22 investors holding Series A warrants to purchase shares of the Company’s Common Stock made a partial exercise of such Series A warrants purchasing approximately 1,108,000 shares of the Company’s Common Stock in exchange for aggregate proceeds to the Company of approximately $1.66 million. The Company did not issue approximately 30,000 shares of Common Stock until March 2006.

On February 2, 2006, the Company issued Series C Warrants to each Series A Holder (collectively, the “Participating Series A Holders”) that (i) exercised all Series A Warrants held by the Series A Holder, (ii) executed the Amended and Restated Registration Rights Agreement and (iii) executed the Warrant Amendment, by February 2, 2006. An aggregate of 1,677,285 Series C Warrants were issued to the Participating Series A Holders and are now outstanding. The Series C Warrants are non-callable, entitle the holder to purchase one share of the Common Stock at $2.50 per share and are exercisable for a period of five years (the “Exercise Period”). The Company valued the Series C Warrants at $0.64 per share using a binomial option-pricing model. The Company recorded $1,073,462 of non cash financing costs in the quarter ending March 31, 2006 related to the issuance of these warrants.

In connection with the issuance of the Series C Warrants, the Company issued to the Participating Series A Holders an aggregate of 598,748 shares of our Common Stock upon the exercise of outstanding Series A Warrants held by such investors. The Company received total proceeds of approximately $898,000 in cash upon such exercises.

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

March 2006 Private Placement

In January 2006, the Company entered into an agreement with a placement agent to conduct the offer of its securities in a private placement (“March 2006 Private Placement”). Certain of the Company’s stockholders have an ownership interest in the placement agent. The contract provides for the placement agent to be paid a fee equal to 8% of the gross proceeds received from the sale of units, comprised of two shares of the Company’s common stock and a Series D Warrant to purchase the Company’s Common Stock (“Units”), sold in the March 2006 Private Placement at $5.00 per unit. In addition, the Company is required to issue to the placement agent warrants to purchase Units equal to 8% of the Units sold in the March 2006 Private Placement. The placement agent will receive a reduced fee equal to 4% cash and 4% warrants to purchase Units on any proceeds invested by certain existing or known investors. In addition, the placement agent is entitled to receive 2% of the proceeds from the exercise of warrants issued in the March 2006 Private Placement, and for a period of 12 months from the closing date of the March 2006 Private Placement, the placement agent will receive 8% (or 4% if applicable, as stated above) of the aggregate gross proceeds of any securities sold to any investor who participated in the March 2006 Private Placement.

On March 15 and March 17, 2006, the Company completed the March 2006 Private Placement whereby it sold 2,682,000 shares of our Common Stock (the “Shares”) and issued Series D Warrants to purchase another 1,341,000 shares of our Common Stock (the “Series D Warrant Shares”) to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), resulting in proceeds, net of issuance costs, of approximately $6,100,000. Included in the issuance costs is the placement agent’s fee of $506,400. In addition, the Company issued a warrant to the placement agent to purchase 101,280 units sold in the March 2006 Private Placement at $5.00 per unit. The purchase of these units would result in the issuance of an additional 202,560 shares of Common Stock and 101,280 Series D warrants to purchase Common Stock. The Series D warrants have an exercise price of $3.50 per share and expire 5 years from the date of issuance.

In connection with the March 2006 Private Placement, the Company entered into a Registration Rights Agreement which provides that the Company will file a registration statement with the SEC registering the Shares for resale within 45 days of the closing date and file a registration statement with the SEC registering the Series D Warrant Shares for resale no later than one year from the effectiveness of the registration statement relating to the Shares (the “March 2006 Registration Rights Agreement”). The Company may incur liquidated damages for every 30 days that it is in default of the following provisions:

•	The Company fails to file registration statements,

•	The Company fails respond to comments from the Commission on a timely basis,

•	The registration statements are not declared effective by the Commission,

•	After a registration statement is first declared effective by the Commission, if it ceases for any reason to remain continuously effective, as defined in the March 2006 Registration Rights Agreement, as to all registrable securities

The amount of liquidated damages is the amount of Shares and Warrants equal to one percent (1%) of the respective number of Shares and Warrants sold to such Investor pursuant to the Purchase Agreement which would be issued to investors for no additional cost. The 1% penalty would result in the issuance of warrants to purchase a maximum of an additional 13,410 units during each month that the Company is in default.

The Company evaluated the Series D Warrants and related Registration Rights Agreement in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and has concluded that equity classification is appropriate due to the fact that the contract is required to be physically settled or net settled in shares of the Company’s Common Stock. The proceeds from the transaction have been allocated to the stock and the warrants based on their relative fair values. However, the Company aggregated the values for financial reporting purposes as both instruments have been classified as permanent equity. This financing transaction is included the Statement of Stockholders Equity under the caption “Issuance of Common Stock and warrants to private investors on March 15 and 17, 2006.”

(7) Stock Based Compensation

Restricted Stock

In March 2006, the Company granted 280,000 shares of restricted stock to an officer and the three independent members of the board of directors for services to be provided. The awards vest over various periods through 2009. The Company valued the stock at $3.69 per share based on the market price on the date of grant and recognized $209,100 in compensation expense for the three months ended March 31, 2006. At March 31, 2006, 280,000 shares remained subject to vesting provisions.

Stock Options

In October 2005, The Company granted 918,000 options to purchase its Common Stock to its Chief Financial Officer which vest on various dates through 2009. The Company valued the shares at $0.54 using a binomial option-pricing model. The Company recorded compensation expense of $19,395 during the three months ended March 31, 2006 for options that vested under this award. At March 31, 2006, 253,750 options had vested under this award.

In December 2005, the Board approved the grant of 430,000 options to purchase its common stock to employees. A grant date, as defined in SFAS 123R, will not occur for these awards or subsequent awards until the plan has been approved by the shareholders. Options for 2,219,000 shares of the Company’s Common Stock remain available for grant at March 31, 2006.

(8) Commitments and Contingencies

Software License Agreements

In October 2005 the Company entered into a license agreement which included the purchase of a source code license for $50,000 and provides for royalty payments of $2.00 per end user license. Payment for the source code license is due upon the achievement of certain milestones as defined in the agreement. The Company paid $15,000 during 2005 and has accrued the remaining $30,000 at March 31, 2006 which is included in research and development expenses in the accompanying statement of operations for the three months ended March 31, 2006. In addition, the Company has accrued $20,000 for maintenance of end user licenses at March 31, 2006. The agreement can be terminated by the counterparty in the event that the Company does not purchase 200,000 end user licenses through 2008.

In November 2005 the Company entered into a software license agreement which included the purchase of a source code license to be included in its product and provides for royalty payments of $5.25 per end user license. The Company has future commitments to purchase end user licenses as follows:

	Licenses	Royalty
2006	37,500	196,674
2007	25,000	131,250

Total	62,500	$327,924

Employment Contracts

Catcher entered into employment agreements with its Chief Executive Officer, Chief Technology Officer, Chief Financial Officer and Vice President of Engineering. The employment agreements expire at various times through 2008. The agreements provide for initial aggregate annual base compensation of $816,000 per year. With the exception of Vice President of Engineering whose bonus amount is at the discretion of the board, each of the other employment agreement provide for the participation in any incentive bonus program adopted by the Company, provided that in no event will such incentive bonus program provide for a bonus of less than 50% of the respective base salary upon achievement of certain goals.

Manufacturing Agreement

In November 2005, the Company entered into a manufacturing agreement with a supplier to manufacture its product. Under the agreement, the Company incurred production startup costs including $204,950 for tooling and $84,500 for non-recurring engineering costs which have been capitalized. The Company may be obligated to pay an additional $58,000 of non-recurring engineering costs under certain conditions specified in the agreement.

Teaming Agreement

In June 2005, an entity, with which the Company entered into a teaming agreement, asserted that it retained exclusive rights to distribute the CATCHERTM device. On November 10, 2005, the Company entered into a release and settlement agreement with the entity pursuant to which the parties terminated the prior teaming agreement and granted mutual releases. As part of the release and settlement agreement, the Company agreed to pay the entity an aggregate of $50,000 as follows: $25,000 upon completion of the first 1,001 production units and $25,000 upon completion of the first 5,001 production units or in the event that either of these milestones do not occur before June 20, 2006 the entire amount is due on that date. The Company has recorded an accrued liability of $50,000 related to this settlement at March 31, 2006.

(9) Related Party Transactions

Contributed Services

During the three months ended March 31, 2006 and 2005, an officer contributed office space to the Company. No expense was recorded for these services in the three months ended March 31, 2006 as they were immaterial. No expense was recorded for these services during the three months ended March 31, 2005 as the Company was in the early stages of development.

During the three months ended March 31, 2005, two individuals provided employment services to the Company without compensation. No expense was attributed to these services as the Company was in the early stages of development.

Consulting Agreements

Catcher entered into a Consulting Agreement with Hayden Communications, Inc. dated as of May 1, 2005 for a one year period at a fee of $5,000 per month. Immediately following the Mergers, a fee totaling $160,000 was paid to Hayden Communications, Inc. for services performed prior to May 2005. Hayden Communications, Inc. is a stockholder in the Company.

Catcher entered into a Consulting Agreement with The Del Mar Consulting Group, Inc. (“DCG”) dated April 21, 2005 for a one year period at a fee of $5,000 per month. DCG is a stockholder in the Company.

Catcher entered into a Consulting Agreement with Kai Hansen dated April 21, 2005 for a one year period at a fee of $5,000 per month. Kai Hansen is a stockholder in the Company.

(10) Segment and Geographic Information

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-QSB.

We have included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenue growth, future expense growth, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements and our plans for future periods. In addition, the words “could,” “expects,” “anticipates,” “objective,” “plan,” “may affect,” “may depend,” “believes,” “estimates,” “projects” and similar words and phrases are also intended to identify such forward-looking statements.

There are various factors – many beyond our control – that could cause our actual results or the occurrence or timing of expected events to differ materially from those anticipated in our forward-looking statements. Such factors may also cause substantial volatility in the market price of our Common Stock. We have included below under “Risk Factors” a description of the known risks that we believe to be material. All forward-looking statements included in this Quarterly Report are current only as of the date of this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

Catcher Holdings, Inc. (“Catcher” or the “Company”) is developing the CATCHER™ device, a ruggedized portable computer built to military standards that incorporates voice, video, data, and biometric information with multiple wireless and wired communications capabilities. We expect the device to be part of the worldwide enterprise mobile device platform marketplace, which is comprised of commercial-grade, semi-rugged/rugged and fully rugged form products.

Our initial product, the CATCHER™ device is in the final stages of development, with the Company having completed the initial prototype in August 2005. We obtained the necessary Federal Communications Commission (“FCC”) equipment authorization for the prototype in October 2005, as well as successfully completed the European Union’s CE testing in November 2005. The Company has secured initial purchase orders and we anticipate initial production to commence in the second quarter of 2006.

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

Results of Operations

Revenue

Catcher has not generated any revenue since inception. We completed the initial prototype of the CATCHERTM device during August 2005, completed development and began production on evaluation units in the current quarter and expect to begin full scale production during the second quarter of 2006. We have received orders for evaluation units which we expect to be recorded as revenue in the second quarter. We expect our initial revenue to be recognized on the first production units delivered during the second quarter.

Cost of Sales

Cost of sales will consist primarily of direct costs of the manufactured units, wages of operational employees and cost of training. Many factors are anticipated to affect Catcher’s gross margin, including, but not limited to, market conditions, competition, production order volumes and supplier pricing. As noted above, management currently does not anticipate that Catcher will operate its own production facilities, as it intends to continue to outsource production to a third party manufacturer.

Research and Development

Research and development expenses incurred in the design, development and testing of our product include compensation and benefits for management and staff, engineering and consulting services, electronic parts, testing, and other miscellaneous expenses.

Research and development expense represented 40% of total operating expenses. In the future, the rate of research and development spending related to the CATCHER™ device is likely to increase as we begin development of product accessories, add headcount for research programs, translate the product interface for use in other countries and begin development on the next version of the product.

Selling, General and Administrative

Selling, general and administrative expenses include all corporate and administrative functions that serve to support Catcher’s current and future operations and provide an infrastructure to support future growth. Major items in this category include compensation and benefits for management and staff, travel related expenses and professional services. Approximately $156,000 of the $712,728 expense during the three months ended March 31, 2006 was for sales and marketing efforts. In the future, the rate of spending on selling and marketing is expected to increase significantly as the Company adds headcount for sales and marketing management, as the Company expands its marketing campaign for the CATCHER™ device and participates in industry and trade shows.

General and administrative expense was approximately $557,000 or 36% of total operating expenses for the three months ended March 31, 2006. We expect that total spending on general and administrative expenses will increase in the future due to increased headcount, expansion of corporate facilities and related equipment offset by reduced spending on professional services. However, we expect that the spending general and administrative items as a percentage of total expenditures will decrease related to other operating activities including sales and marketing and research and development.

Non-cash Compensation

We recorded approximately $228,000 in non-cash compensation expense during the three months ended March 31, 2006 related to the vested stock options and restricted stock issued to members of our board of directors and our Chief Financial Officer. There were no grants during the three months ended March 31, 2005. These non-cash stock compensation charges can fluctuate substantially from period to period based on the fair value of our stock and the number of options granted during each period.

Interest Income

Interest income increased in the three months ended March 31, 2006 due to interest earned in short term investments of the cash balances that the Company has remaining from the March 2006 Private Placement and Series A Warrant exercise.

Financing Costs

Financing costs increased in the three months ended March 31, 2006 due to the issuance of Series C Warrants as an inducement to exercise the Series A Warrants in February 2006 which resulted in a charge of approximately $1,074,000.

Income Tax Expense

Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of March 31, 2006, we had net operating loss carry forwards for federal and state income tax purposes of approximately $5.1 million. We also had federal and state research and development tax credits each of approximately $125,000. If not utilized, the net operating losses and credits will expire in varying amounts through 2026. Utilization of net operating losses and credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation could result in the expiration of our net operating losses and credit carryforwards before they can be used.

Critical Accounting Principles

Below is a brief description of key accounting principles which the Company has adopted in determining its recognition of revenues and expenses.

Revenue Recognition

The Company intends to recognize revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as updated by SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions has not been previously demonstrated, revenues are recognized upon acceptance. To date, the Company has been in the development phase and has not recognized any revenue.

Stock Based Compensation

Awards under our stock option plans are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R) Share Based Payment, and SAB No. 107. Accordingly, compensation is measured on the grant date of an award and recognized over the service period for which the award was granted, generally the vesting period. Compensation is equal to the fair value of the award which we determine using a binomial option-pricing model. The valuation of compensation expense involves significant estimates which are judgementally determined. The binomial model requires estimates of volatility, expected life and other assumptions. As our stock is thinly traded, these estimates, which are based partly on historical pricing of our stock, may not be indicative of fair value; but we believe they provide a reasonable basis for our conclusions.

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

Liquidity and Capital Resources

Since inception, cash used in operations primarily consists of the loss from operations offset by non-cash charges related to stock based compensation and acquired research and development. As of March 31, 2006 we had a cash balance of approximately $5.1 million.

Since inception, we have incurred approximately $845,000 in capital asset expenditures. Future requirements will include computers, office equipment, software and similar equipment. We do not anticipate significant capital expenditure spending in the future for capital equipment or machinery. In addition to capital expenditures we have paid our contract manufacturer under the manufacturing agreement, $1,293,000, for units which have been released to production. This amount is classified as a prepaid expense until the completed product has been shipped to us or to our customer by the contract manufacturer. In the future, costs incurred for manufacturing is expected to increase significantly.

Our primary source of liquidity has been the proceeds generated from the private offering of shares of our Common Stock and warrants to acquire shares of the Company’s Common Stock. The principal uses of cash have been for product development and general and administrative expenses. In May 2005, we received $4.5 Million in proceeds from the sale of its Common Stock and Series A and Series B Warrants. In October 2005, $1.66 million in proceeds was generated when 22 of the May 2005 investors voluntarily exercised Series A Warrants resulting in the issuance of 1,108,027 shares of our Common Stock. In February 2006, an additional $854,000 in proceeds was generated when 28 of the May 2005 investors exercised all remaining portions of their original Series A Warrants. As part of the February 2005 Series A Warrant exercise, we issued 1,677,285 new Series C Warrants as an inducement to exercise the Series A Warrants. In March 2006, we completed a private placement whereby it sold 2,682,000 shares of our Common Stock and issued warrants to purchase another 1,341,000 shares of our Common Stock, resulting in net proceeds of approximately $6,111,000. In conjunction with the private placement, we issued a warrant to the placement agent to purchase 101,280 private placement units, with each unit consisting of two shares of our common stock and one Series D warrant, at $5.00 per unit.

We currently have outstanding Series A, Series B, Series C and Series D warrants to purchase an aggregate of 5,841,386 shares of our Common Stock (the “Warrants”). There are 572,908 Series A Warrants outstanding. Each Series A Warrant entitles the holder to purchase one share of our Common Stock at $1.50 per share (the “Series A Exercise Price”), exercisable for a period of five years. Once the resale of the Common Stock issuable upon exercise of the Series A Warrants is registered with the SEC, we may call the Series A Warrants upon notice to the warrant holder from time to time at any time that the Common Stock closes at or above $2.50 per share for ten (10) consecutive trading days at an average volume of 40,000 shares per day during the ten-day trading period, provided that, within twenty (20) business days after the date of such notice, the warrant holder will have the right to exercise, under the terms and conditions of the Series A Warrants, all or a part (but not less than 25%) of the Series A Warrants held at the Series A Exercise Price. From and after the expiration of such twenty (20) business day notice, we may repurchase all Series A Warrants then held for a purchase price of $0.01 per Series A Warrant unless and to the extent that the Series A Warrant holder first exercises the Series A Warrants at the Series A Exercise Price.

There are 2,250,193 Series B Warrants outstanding. Each Series B Warrant entitles the holder to purchase one share of Common Stock at $2.00 per share (the “Series B Exercise Price”), exercisable for a period of five years. Once the resale of the Common Stock issuable upon exercise of the Series B Warrants is registered with the SEC, we may call the Series B Warrants upon notice to the warrant holder from time to time at any time that the Common Stock closes at or above $3.33 per share, for ten (10) consecutive trading days at an average volume of 40,000 shares per day during the ten-day trading period; provided that, within twenty (20) business days after the date of such notice, the warrant holder will have the right to exercise, under the terms and conditions of the Series B Warrants, all or a part (but not less than 25%) of the Series B Warrants held at the Series B Exercise Price. From and after the expiration of such twenty (20) business day notice, we may repurchase all Series B Warrants then held for a purchase price of $0.01 per Series B Warrant unless and to the extent that the Series B Warrant holder first exercises the Series B Warrants at the Series B Exercise Price.

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

There are 101,280 warrants to purchase units of the Company outstanding. Each warrant entitles the holder to purchase one unit at $5.00 per unit. The units are identical to the the units sold in the March 2006 private placement and consist of two shares of Common Stock and one Series D warrant. This warrant is non-callable.

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

Based on our current operating plan, we anticipate that we will require, in addition to the $6.1 million raised in March 2006, a minimum of $10 million of additional capital during 2006. In addition to costs associated with production of units of the CATCHERTM device (which, as noted above, will vary based on the number of units that we decide to have manufactured), we anticipate that our most significant costs during the next 12 months will be the following items:

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

We anticipate that the additional capital will come principally from the sale of additional securities, proceeds from exercise of some or all of the outstanding warrants described above, customer deposits, working capital generated from unit sales, debt financing or vendor credit terms. Since inception, we have not generated revenue and there can be no assurance that we will generate revenue in the future. We have experienced losses since inception and our cumulative loss to date is $(13,502,315). In addition, we have not generated cash from operations and our cumulative cash used in operations to date is $(6,968,348). We do not currently have any financing arrangements or lines of credit with lenders. These factors create a substantial doubt about the Company’s ability to continue as a going concern. The maximum potential amount of funds that we may receive from the exercise of all of the outstanding Warrants is approximately $15.4 million, in addition to the approximately $2.52 million already received upon partial exercise of the Series A Warrants.

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

RISK FACTORS

RISK FACTORS

An investment in our Common Stock is highly speculative and involves a high degree of risk. You should carefully consider the risk factors described below and the other information in this Quarterly Report on Form 10-QSB and our other SEC filings. We have included in this section a discussion of all risks that we consider material to the Company. However, additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. The occurrence of any of these risks could harm our business. In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment.

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

While we believe that our CATCHER™ device is a highly distinctive concept, its distinctiveness adds to the speculative nature of our business because we are not aware of any comparable products that we can look to in order to assess the marketability and demand for our product. We can provide no assurance that we will ever achieve any revenues or profitable operations from our planned operations.

If we are unable to obtain and maintain patent and other intellectual property ownership rights relating to the CATCHER™ device, then we may not be able to sell the CATCHER™ device, which would have a material adverse impact on our results of operations and the price of our Common Stock.

Catcher owns all of the right, title and interest in and to the patent application on the CATCHER™ device, Patent Application No. 10/885,515 (Portable Handheld Security Device) (the “Patent”). If the Patent issues it will be presumed valid, but there is no assurance that it will not be successfully challenged or circumvented by competitors or others. Catcher has no assurance that the United States Patent and Trademark Office will issue the Patent or that the scope of any claims granted in an issued Patent will provide broad protection or a competitive advantage to Catcher. If the Patent fails to issue in sufficient scope or at all, or if the Patent issues but Catcher fails to maintain and enforce its rights in the issued Patent, or if Catcher fails to maintain and protect its rights in its other intellectual property, including its know-how, trade secrets and trademarks, such failures, individually and in the aggregate, could have a material adverse effect upon our business prospects, financial condition and results of operations. In addition, we have and we intend from time-to-time, to file additional patent applications directed to enhancements to the CATCHER™ technology. Such applications may include new applications, continuations and continuations in part of existing applications, and foreign applications corresponding to any or all of these. If such patents issue, they will be presumed valid, but there is no assurance that they will not be successfully challenged or circumvented by competitors or others.

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

Our directors and executive officers and their affiliates beneficially own or control the rights to approximately 27% of the issued and outstanding shares of our capital stock and approximately 18% of the fully-diluted outstanding shares of our capital stock. In the normal course, our executive officers and directors and their affiliates, viewed as a group, would likely have the ability to substantially influence all matters submitted to stockholders for approval, including: (1) election of our board of directors; (2) removal of any director; and (3) amendment of our certificate of incorporation or bylaws. Furthermore, until June 2009, our Chairman and Chief Technology Officer, Ira Tabankin, will hold one share of our Series A Preferred Stock giving him the right to appoint one member of our board of directors. Mr. Tabankin may appoint himself or another person. Moreover, together, the management stockholders will have substantial influence over our management and affairs. Our other stockholders will likely have no practical ability to remove our management or affect our operations or business.

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

The SEC may bring an enforcement action or commence litigation against us for failure to comply with Rule 419 under the Securities Act. Rule 419 requires a blank check company to comply with certain escrow, disclosure, notice and other requirements when registering securities under the Securities Act. Prior to the Acquisition of Catcher Inc., we filed three registration statements on Form S-8 that did not comply with the requirements under Rule 419. These registration statements and the related offerings may have been subject to Rule 419. Accordingly, we may be required to pay fines or be subject to other penalties for failure to comply with Rule 419. In addition, although it is not clear that there is a private right of action under Rule 419, purchasers in the offerings registered under the three registration statements may sue us for failure to comply with Rule 419. Any litigation could be costly to defend and ultimately we may be required to make damages payments or settlement payments that could have a material adverse effect on our business prospects, financial condition, results of operations and the price of our Common Stock.

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

The ruggedized portable computer market is diverse and highly competitive and is characterized by relatively low entry barriers. Moreover, it is subject to constant technological change and intense marketing by providers who may be capable in a short period of time to introduce products similar to the CATCHER™ device. We expect that new competitors are likely to enter this market, potentially using the same market entry strategy employed by us. The potential competitors may be significantly larger and have substantially greater market presence as well as have greater financial, technical, operational, sales, marketing and other resources and experience, including more established relationships with vendors, distributors and partners, than we have. In the event that such a competitor expends significant sales and marketing resources in one or more of the security market segments where we compete, we may not be able to continue to compete successfully in such markets. We believe that there will be significant competition in the market for products having functionality similar to the CATCHER™ device. Such competition will exert downward pressure on prices. In addition, the pace of technological change could make it impossible for us to keep pace with such competitors in such an environment. If our competitors were to provide better product at better prices, our financial condition, results of operations and future prospects will be materially adversely affected.

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

We are authorized to issue 50,000,000 shares of our Common Stock. As of March 31, 2006, we had approximately 17,100,000 shares of our Common Stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants and options. To the extent the shares of Common

Stock are issued or options and warrants are exercised, holders of our Common Stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, Common Stock, holders of our Common Stock may experience dilution. Additionally, sales of substantial amounts of the Common Stock in the public market by these holders or perceptions that such sales may take place may lower the Common Stock market price.

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

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

EXHIBIT INDEX

EXHIBIT #	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended Bylaws of the Registrant.
4.1(3)	Form of Series A Warrant.
4.2(3)	Form of Series B Warrant.
4.5(4)	Form of Restricted Stock Award Agreement.
4.6(4)#	Form of Restricted Stock Award to Jeff Gilford.
4.7(4)#	Form of Restricted Stock Award to Harry Casari.
4.8(4)#	Form of Restricted Stock Award to Cathal Flynn.
4.9(4)#	Form of Restricted Stock Award to Clayton Foushee.
4.10(5)	Form of Amendment No. 1 to Series A and Series B Warrants.
4.11(5)	Form of Series C Warrant.
4.12(6)	Form of Series D Warrant.

10.26(7)	Form of Amended and Restated Registration Rights Agreement, dated as of February 2, 2006, by and among the Company and the persons listed as signatories thereto.

10.27(8)	Form of Securities Purchase Agreement, dated as of March 15, 2006, by and among the Company and the investors identified on the signature pages thereto.

10.28(8)	Form of Registration Rights Agreement, dated as of March 15, 2006, by and among the Company and the investors listed as signatories thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan.

(1)	Previously filed on Form 8-K with the SEC on June 28, 2005 and incorporated herein by reference.

(2)	Previously filed with the SEC on Form 10-SB on May 29, 2003 and Form 8-K on August 1, 2005 and herein incorporated by reference.

(3)	Previously filed on Form 8-K/A with the SEC on July 15, 2005 and incorporated herein by reference.

(4)	Previously filed on Form S-8 with the SEC on January 26, 2006 and incorporated herein by reference.

(5)	Previously filed on Form 8-K with the SEC on February 8, 2006 and incorporated herein by reference.

(6)	Previously filed on Form 8-K with the SEC on March 21, 2006 and incorporated herein by reference.

(7)	Previously filed on Form 8-K with the SEC on February 8, 2005 and incorporated herein by reference.

(8)	Previously filed on Form 8-K with the SEC on March 21, 2005 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATCHER HOLDINGS, INC.

Date: April 26, 2006	By:	/s/ Charles Sander
Name: Charles Sander
Title: Chief Executive Officer (Principal Executive Officer)

Date: April 26, 2006	By:	/s/ Jeff Gilford
Name: Jeff Gilford
Title: Chief Financial Officer (Principal Financial and Accounting Officer)