Form 10QSB
period 2006-06-30
CATCHER HOLDINGS, INC
filed 2006-08-14
CIK 1230802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      to

Commission file number 000-50299

Catcher Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	62-0201385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39526 Charlestown Pike, Hamilton, VA 20158-3322

(Address of principal executive offices)

(540) 882-3087

(Issuer’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes   ☐     No   ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at June 30, 2006
Common Stock, $.001 par value per share	17,139,718

Transitional Small Business Disclosure Format (check one):     Yes   ☐     No   ☒

Page
PART I. Financial Information	3
Item 1. Financial Statements
Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 and Period from Inception (March 31, 2004) to June 30, 2006 (Unaudited)	3
Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005	4
Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 and Period from Inception (March 31, 2004) to June 30, 2006 (Unaudited)	5
Consolidated Statements of Shareholders’ Equity (Deficit) for the six months ended June 30, 2006 and for the Period from Inception (March 31, 2004) to June 30, 2006	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation	14
Item 3. Controls and Procedures	27

PART II Other Information	27
Item 1. Legal Proceedings	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 5. Other Information	28
Item 6. Exhibits	28

SIGNATURES	29

CERTIFICATIONS AND EXHIBITS

PART I. FINANCIAL INFORMATION

Item I – Consolidated Financial Statements

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended		Period from Inception (March 31, 2004) to June 30, 2006
	June 30, 2006	June 30, 2005 As Restated (see Note 3)	June 30, 2006	June 30, 2005 As Restated (see Note 3)
Net revenue	$—	$—	$—	$—	$—
Operating expenses:
Research and development expenses	727,525	650,096	1,343,242	675,861	4,201,847
Selling, general and administrative expenses	807,238	529,096	1,519,966	584,938	3,903,123
Stock-based compensation and consulting expense(1)	131,307	3,523,131	359,802	3,523,131	3,999,296

Operating loss	(1,666,070)	(4,702,323)	(3,223,010)	(4,783,930)	(12,104,266)
Financing costs	—	—	(1,073,462)	—	(1,073,462)
Interest income (expense), net	39,127	(34,747)	51,951	(34,747)	35,254

Loss from operations before income taxes	(1,626,943)	(4,737,070)	(4,244,521)	(4,818,677)	(13,142,474)
Income taxes	—	—	—	—	—

Net loss	$(1,626,943)	$(4,737,070)	$(4,244,521)	$(4,818,677)	$(13,142,474)

Loss per share:
Basic & Diluted	$(0.09)	$(0.70)	$(0.27)	$(1.07)	$(1.62)

Weighted-average number of shares outstanding – Basic and Diluted:	17,139,718	6,764,746	15,804,350	4,498,540	8,108,967
(1) The following summarizes the allocation of stock-based compensation and consulting expense
Research and development expenses	$—	$268,647	$—	$268,647	$268,647
Selling, general and administrative expenses	131,307	3,254,484	359,802	3,254,484	3,730,649

Total	$131,307	$3,523,131	$359,802	$3,523,131	$3,999,296

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)	As Restated (see Note 3)
Assets
Current Assets:
Cash and cash equivalents	$2,934,662	$913,182
Prepaid expenses and other current assets	1,524,070	566,671

Total current assets	4,458,732	1,479,853
Fixed Assets, net	845,686	320,862
Deposits	14,904	4,857

Total Assets	$5,319,322	$1,805,572

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$162,028	$463,470
Accrued and other current liabilities	277,778	647,703

Total current liabilities	439,806	1,111,173

Total Liabilities	439,806	1,111,173

Shareholders’ Equity:
Common Stock, $0.001 value, 50,000,000 shares authorized; 17,139,718 and 13,578,970 shares outstanding, respectively	17,139	13,578
Preferred Stock, $0.001 par value, 1 million shares authorized; 1 share outstanding	—	—
Additional paid in capital	18,004,851	9,578,774
Deficit accumulated during the development stage	(13,142,474)	(8,897,953)

Total Shareholders’ Equity	4,879,516	694,399

Total Liabilities and Shareholders’ Equity	$5,319,322	$1,805,572

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended		Period from Inception (March 31, 2004) to
	June 30, 2006	June 30, 2005	June 30, 2006
		As Restated (see Note 3)
Cash Flows From Operating Activities:
Net loss	$(4,244,521)	$(4,818,677)	$(13,142,474)
Adjustments to reconcile net cash provided by operating activities:
Depreciation	4,915	—	6,071
Non-cash stock-based compensation expense	359,802	3,506,101	3,982,266
Warrants issued in connection with consulting contract	—	17,030	17,030
Non-cash interest expense	—	41,345	41,345
Non-cash financing costs	1,073,462	—	1,073,462
Changes in assets and liabilities:
Prepaid expenses and other assets	(957,399)	(48,994)	(1,524,070)
Other Assets	(10,047)	—	(14,904)
Accounts payable	(301,442)	(573,692)	162,028
Accrued and other liabilities	(369,925)	13,480	277,778

Net cash used in operating activities	(4,445,155)	(1,863,407)	(9,121,468)
Cash Flows Used In Investing Activities:
Capital expenditures, net	(529,739)	(3,659)	(851,757)
Cash Flows From Financing Activities:
Proceeds from issuance of Common Stock and warrants net of $606,789, $207,478 and $814,267 in issuance costs for the six months ended June 30, 2006, 2005 and for the period from inception (March 31, 2004) through June 30, 2006, respectively	6,098,211	4,293,690	10,391,901
Proceeds from issuance of Common Stock	—	17	17
Repayment of Debt	—	(30,000)	—
Proceeds from exercise of warrants	898,163	—	2,515,969

Net cash provided by financing activities	6,996,374	4,263,707	12,907,887

Net increase in cash and cash equivalents	2,021,480	2,396,641	2,934,662
Cash and cash equivalents at beginning of period	913,182	364	—

Cash and cash equivalents at end of period	$2,934,662	$2,397,005	$2,934,662

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Period from Inception (March 31, 2004) to June 30, 2006

	Number of Shares of Preferred Stock	Preferred Stock $0..001 par value	Number of Shares of Common Stock	Common Stock $0.001 par value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Balance at Inception (1)	1	$—	2,232,333	$2,232	$(2,232)	$—	$—
Net loss	—	—	—	—	—	(748,366)	(748,366)

Balance at 12/31/04	1	$—	2,232,333	$2,232	$(2,232)	$(748,366)	$(748,366)
Issuance of convertible preferred stock to employees and consultants on April 21, 2005	454,735	455	—	—	3,236,813	—	3,237,268
Issuance of Common Stock for services and interest expense on April 21, 2005	—	—	348,515	349	309,830	—	310,179
Issuance of Common Stock and warrants to private investors on May 4, 2005	—	—	4,500,386	4,500	4,289,190	—	4,293,690
Issuance of Common Stock to U.S. Telesis, Inc. shareholders on May 4, 2005	—	—	1,781,295	1,781	(1,764)	—	17
Conversion of convertible preferred stock to Common Stock on June 23, 2005	454,735	(455)	3,637,904	3,638	(2,904)	—	—
Issuance of warrants to consultants on June 23, 2005	—	—	—	—	17,030	—	17,030
Issuance of Common Stock pursuant to warrant exercises in October 2005	—	—	1,078,537	1,078	1,616,728	—	1,617,806
Compensation Expense	—	—	—	—	116,362	—	116,362
Net loss	—	—	—	—	—	(8,149,587)	(8,149,587)

Balance at 12/31/05 (RESTATED)	1	$—	13,578,970	$13,578	$9,578,774	$(8,897,953)	$694,399
Issuance of Common Stock pursuant to warrant exercises in February 2006 (unaudited)	—	—	598,748	599	897,564	—	898,163
Issuance of warrants to consultants on June 23, 2005 (unaudited)	—	—	—	—	1,073,462	—	1,073,462
Issuance of Common Stock and warrants on March 15 and 17, 2006 (unaudited)	—	—	2,682,000	2,682	6,095,529	—	6,098,211
Issuance of Common Stock on March 16, 2006 to directors and employees (unaudited)	—	—	280,000	280	(280)	—	—
Compensation Expense (unaudited)	—	—	—	—	359,802	—	359,802
Net Loss (unaudited)	—	—	—	—	—	(4,244,521)	(4,244,521)

Balance at 6/30/06 (unaudited)	1	$—	17,139,718	$17,139	$18,004,851	$(13,142,474)	$4,879,516

(1)	The Common Share amount represents common stock of the Company issued to the sole owner of LCM Technologies, Inc. upon the conversion of his preferred stock on June 23, 2005 as if they were outstanding at the inception of LCM Technologies, Inc. Ira Tabankin was issued 279,043 shares of Convertible Preferred Stock on April 21, 2005, of which 279,042 were converted on June 23, 2005 into 2,232,333 shares of Common Stock. Mr. Tabankin still holds one share of Convertible Preferred Stock.

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Catcher Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2005 as filed on Form 10-KSB with the SEC on March 29, 2006 except as disclosed in Note 3 of this filing relating to the consolidated financial statements for the year ended December 31, 2005 which have been restated. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) Nature of Business

Effective May 4, 2005, Catcher, Inc. merged with and into Catcher Holdings, Inc. (formerly U.S. Telesis Holdings, Inc. (“UST”)) (the “Company”) with Catcher, Inc. as the survivor for accounting purposes (the “UST Merger”). Just prior to the UST Merger on April 28, 2005, Catcher, Inc. completed an asset purchase of LCM Technologies, Inc. (“LCM”) with LCM as the survivor for accounting purposes (the “LCM Merger”). Both the UST Merger and the LCM Merger (collectively “the Mergers”) were treated as a reverse merger from an historical accounting perspective, and accordingly the period from inception of the Company begins on March 31, 2004, the date of inception of LCM. The financial statements of the Company, as presented, reflect the historical results of LCM prior to the Mergers, and of the combined entities following the Mergers, and do not include the historical financial results of UST prior to the consummation of the UST Merger. Stockholders’ equity has been retroactively restated to reflect the number of shares received in the Mergers after giving effect to the difference in par value, with the offset to additional paid-in capital.

Catcher Holdings, Inc., a Delaware Corporation, is in the business of developing, manufacturing and distributing a portable, ruggedized, wireless handheld security device (the “CATCHERTM”) device. The Company is in the process of completing development of its first product and has begun production of the first evaluation units of its product. In addition, the Company plans to commence commercial production during the third quarter of 2006, versus the second quarter as previously reported, due to additional development and testing requirements.

(3) Restatement of Prior Period Financial Statements

In its originally filed consolidated financial statements for the year ended December 31, 2005, the Company recorded, as acquired research and development expense, the value of shares issued to Ira Tabankin in Catcher Inc. prior to the merger with the Company described in Note 2. Subsequent to the issuance of such consolidated financial statements, the Company determined that such shares should not have been recorded at fair value. Rather, since LCM was considered the accounting acquirer, no value was assigned to the shares issued (see Note 2).

As a result, the Company’s consolidated financial statements for the year ended December 31, 2005 have been restated.

The impact of this correction of an error was a reduction in acquired research and development expense in the Company’s Statement of Operations by $1,986,784 for each of the three and six month periods ended June 30, 2005 (the Company reclassified the amount from research and development expense in its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005) and for the year ended December 31, 2005. Consequently, the additional paid in capital and deficit accumulated during the development stage originally recorded in the consolidated balance sheets as of June 30, 2005 and December 31, 2005 were overstated by $1,986,784, and have been reduced by that amount in the restated financial statements. Certain line items in the Company’s consolidated statement of cash flows and statement of stockholders equity have been restated as a result of the correction of an error identified above.

In addition, the Company reclassified $41,345 from acquired research and development expense into interest expense for each of the three- and six-month periods ended June 30, 2005, the nine-month period ended September 30, 2005 and the year ended December 31, 2005. This amount represents the value of the Catcher, Inc. shares issued to certain promissory note holders as consideration for the release of all claims to certain intellectual property of LCM that collateralized certain defaulted loans to LCM.

In connection with the restatement described above, the Company will amend its financial statements included in the 2005 Annual Report on Form 10-KSB and the Quarterly Reports on Form 10-QSB for the quarters ended June 30 and September 30, 2005 and March 31, 2006.

A summary of the significant effects of the restatement for the three and six months ended June 30, 2005 and 2006 is presented in the tables below.

Statements of Operations

	Three Months Ended June 30, 2005		Six Months Ended June 30 , 2005
	As Reported	As Restated	As Reported	As Restated
Research and development expenses	$2,946,872	$650,096	$2,972,637	$675,861
Selling general and administrative expenses	3,783,580	529,096	3,838,622	584,938
Stock-based compensation and consulting expense	—	3,523,131	—	3,523,131
Operating loss	(6,730,452)	(4,702,323)	(6,811,259)	(4,783,930)
Interest income (expense), net	6,598	(34,747)	6,598	(34,747)
Loss from operations	(6,723,854)	(4,737,070)	(6,804,661)	(4,818,677)
Income Taxes	—	—	800	—
Net loss	(6,723,854)	(4,737,070)	(6,805,461)	(4,818,677)
Loss per share:
Basic & Diluted	$(1.79)	$(0.70)	$(1.79)	$(1.07)
Weighted-average number of shares outstanding - Basic and Diluted	3,739,976	6,764,746	3,739,976	4,498,540

Statements of Cash Flow

	Six Months Ended June 30, 2005
	As Reported	As Restated
Net loss	$(6,805,461)	$(4,818,677)
Non-cash stock-based compensation expense	5,551,707	3,506,101
Warrants issued in connection with consulting contract	—	17,030
Non-cash interest expense	—	41,345
Proceeds from issuance of Common Stock and warrants net of issuance costs	4,293,260	4,293,690
Proceeds from issuance of Common Stock	—	17

Balance Sheet

	December 31 , 2005
	As Reported	As Restated
Additional paid in capital	$11,565,558	$9,578,774
Deficit accumulated during the development stage	(10,884,737)	(8,897,953)

The restated numbers are reflected in the accompanying financial statements for the three and six months ended June 30, 2006 and 2005.

(4) Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Subsequent to the acquisition of Catcher, the Company has continued to develop the technology acquired with a goal of developing a device that is ready for sale. The Company’s ability to continue as a going concern depends on a number of factors, including but not limited to, the ability to get its product to market and the ability to raise additional capital if required. During the year ended December 31, 2005 and the six months ended June 30, 2006, the Company incurred losses of $8,149,587 and $4,244,521, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue seeking additional financing to fund its operations. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

(5) Summary of Significant Accounting Policies

Net Loss per Common Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding warrants. Approximately 7.1 million and 4.6 million shares for the three and six months ended June 30, 2006 and 2005, respectively, that are reserved for issuance upon conversion of preferred stock and from the exercise of warrants and options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

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

Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123R, Share Based Payment (SFAS 123R) and SAB No. 107 regarding SFAS 123R (SAB 107). Under SFAS 123R and SAB 107, compensation is measured on the grant date of an award and recognized over the service period for which the award was granted, generally the vesting period. Compensation is equal to the fair value of the award determined using a binomial option-pricing model. No instruments were issued during the three and six months ended June 30, 2006 and 2005 which required valuation under an option-pricing model. During the three months ended March 31, 2006, the Company issued 280,000 shares of restricted stock to an officer and the three independent members of the board of directors for services to be provided. The weighted average fair value of these shares on their grant date was $3.69 based on the market price of the Company’s Common Stock on that date. The restricted stock grants vest on various dates over a three year period. Compensation expense is being recognized over the vesting period.

(6) Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following at:

	June 30, 2006	December 31, 2005
	(unaudited)
Manufacturing Molds and Tooling	$—	$419,088
Units Released to Production	1,342,777	102,707
Software Royalties	131,250	32,813
Retainers	40,000	10,000
Other	10,043	2,063

Total	$1,524,070	$566,671

“Units released to production” consists of payments to the Company’s contract manufacturer to initiate production. These amounts will be recorded as inventory upon shipment of the completed product to the Company and as cost of sales upon shipment of the completed product to its customers.

(7) Equity Transactions

May 2005 Private Placement

On May 4, 2005, the Company sold in a private placement 4,500,386 shares of Common Stock and warrants to purchase an additional 4,500,386 shares of Common Stock to private investors for net proceeds of $4,293,690 (the “May 2005 Private Placement”). The warrants vested immediately and expire in May of 2015. The warrants have exercise prices ranging from $1.00 to $1.50. The warrants are callable at the exercise price by the Company upon completing certain milestones defined in the agreement. The warrants were assumed by the Company in the UST Merger.

In connection with the May 2005 Private Placement, the Company entered into a Registration Rights Agreement (the “Prior Rights Agreement”) which provided that the Company would incur penalties if it failed to file a registration statement or have the filed registration statement declared effective within specified time frames. The Prior Rights Agreement was amended and restated on February 2, 2006 to eliminate the penalty provisions as set forth more fully below.

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

On February 2, 2006, the Company issued Series C Warrants to each Series A Holder (collectively, the “Participating Series A Holders”) that (i) exercised all Series A Warrants held by the Series A Holder, (ii) executed an Amended and Restated Registration Rights Agreement (the “Amended Rights Agreement”) and (iii) executed an Amendment No. 1 to the Series A and Series B Warrants (the “Warrant Amendment”), by February 2, 2006. An aggregate of 1,677,285 Series C Warrants were issued to the Participating Series A Holders and are now outstanding. The Series C Warrants are non-callable, entitle the holder to purchase one share of the Common Stock at $2.50 per share and are exercisable for a period of five years (the “Exercise Period”). The Company valued the Series C Warrants at $0.64 per share using a binomial option-pricing model. The Company recorded $1,073,462 of non cash financing costs in the quarter ending March 31, 2006 related to the issuance of these warrants.

In connection with the issuance of the Series C Warrants, the Company issued to the Participating Series A Holders an aggregate of 598,748 shares of our Common Stock upon the exercise of outstanding Series A Warrants held by such investors. The Company received total proceeds of approximately $898,000 in cash upon such exercises.

Amendment to Registration Rights Agreement

As noted above, on February 2, 2006, the Company entered into the Amended Rights Agreement, which, among other things, subordinates the contractual registration rights of Mr. Tabankin and Mr. Sander such that they will not have the right to register their shares on any registration statement until all of the Registrable Securities held by persons that are not affiliates of the Company have been registered.

The Amended Rights Agreement further provides that (i) all parties to the Amended Rights Agreement are to be subordinate to the registration rights to be granted in certain future financings by the Company; (ii) any amounts that may have been due to them on account of any default under the Prior Rights Agreement are waived and such penalty provisions are eliminated on a going forward basis; and (iii) the Company may, in its discretion, reduce the amount of Registrable Securities to be included in any registration statement on a pari passu basis with each other party to the Amended Rights Agreement and with any other parties as defined in the Amended Rights Agreement.

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

The Company has the ability to deliver unregistered shares as payment of liquidated damages under the agreement and has determined that the maximum potential liquidated damages that can be realized under the Amended and Restated Registration Rights Agreement does not represent a penalty as defined in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Therefore, net-share settlement was presumed and liability classification was not appropriate, because the maximum liquidated damages was less than a reasonable discount between registered and unregistered shares. The Company believes that the contract does not require net-cash settlement and has classified the instrument as equity.

Amendment to Series A and Series B Warrants

On February 2, 2006, the Company also entered into the Warrant Amendment with the Participating Series A Holders. The Amendment changed the reference in Section 13 of the Series A Warrants and in Section 13 of the Series B Warrants to the “Registration Rights Agreement” to instead reference the “Amended and Restated Registration Rights Agreement, dated as of February 2, 2006, as amended from time to time.”

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

On April 27, 2006, in connection with the March 2006 Private Placement, the Company filed a new registration statement on Form SB-2 and, on June 16, 2006, the Company filed a pre-effective amendment to such registration statement. This new registration statement on Form SB-2 includes the securities to be registered in accordance with both the Amended Rights Agreement and the March 2006 Registration Rights Agreement. Certain shares held by individuals who were not parties to the Amended Rights Agreement and March 2006 Registration Rights Agreement were also included on the registration statement.

(8) Stock Based Compensation

Restricted Stock

In March 2006, the Company granted 280,000 shares of restricted stock to an officer and the three independent members of the board of directors for services to be provided. The awards vest over various periods through 2009. The Company valued the stock at $3.69 per share based on the market price on the date of grant and recognized $86,100 and $295,200 in compensation expense for the three and six months ended June 30, 2006, respectively. At June 30, 2006, 230,000 shares remained subject to vesting provisions.

Stock Options

In October 2005, the Company granted 918,000 options to purchase its Common Stock to its Chief Financial Officer which vest on various dates through 2009. The Company valued the shares at $0.54 using a binomial option-pricing model. The Company recorded compensation expense of $45,205 and $64,600 during the three and six months ended June 30, 2006, respectively, for options that vested under this award. At June 30, 2006, 338,250 options had vested under this award.

In December 2005 and May 2006, the Board approved the grant of 430,000 and 500,000 options, respectively, to purchase its common stock to employees, of which 300,000 have lapsed due to the termination of Bill DeGroot’s employment as of April 26, 2006. A grant date, as defined in SFAS 123R, will not occur for these awards or subsequent awards until the plan has been approved by the shareholders.

(9) Commitments and Contingencies

Software License Agreements

In October 2005, the Company entered into a license agreement which included the purchase of a source code license for $50,000 and provides for royalty payments of $2.00 per end user license. Payment for the source code license is due upon the achievement of certain milestones as defined in the agreement. The Company paid $15,000 during 2005 and has accrued the remaining $30,000 at March 31, 2006 which is included in research and development expenses in the accompanying statement of operations for the three months ended March 31, 2006. In addition, the Company has accrued $20,000 for maintenance of end user licenses at June 30, 2006. The agreement can be terminated by the counterparty in the event that the Company does not purchase 200,000 end user licenses through 2008.

In November 2005, the Company entered into a software license agreement which included the purchase of a source code license to be included in its product and provides for royalty payments of $5.25 per end user license. The Company has future commitments to purchase end user licenses as follows:

	Licenses	Royalty
2006	25,000	$131,250
2007	25,000	131,250

Total	50,000	$262,500

Employment Contracts

Catcher entered into employment agreements with its Chief Executive Officer, Chief Technology Officer, Chief Financial Officer and Vice President of Engineering. The employment agreements expire at various times through 2008. The agreements provide for initial aggregate annual base compensation of $816,000 per year. With the exception of Vice President of Engineering whose bonus amount is at the discretion of the board, each of the other employment agreements provides for the participation in any incentive bonus program adopted by the Company, provided that in no event will such incentive bonus program provide for a bonus of less than 50% of the respective base salary upon achievement of certain goals. In June 2006, the Board approved an additional bonus of $50,000 for one of its officers. This bonus was paid during June 2006.

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

Teaming Agreement

In June 2005, an entity, with which the Company entered into a teaming agreement, asserted that it retained exclusive rights to distribute the CATCHERTM device. On November 10, 2005, the Company entered into a release and settlement agreement with the entity pursuant to which the parties terminated the prior teaming agreement and granted mutual releases. As part of the release and settlement agreement, the Company agreed to pay the entity an aggregate of $50,000 as follows: $25,000 upon completion of the first 1,001 production units and $25,000 upon completion of the first 5,001 production units or in the event that either of these milestones do not occur before June 30, 2006 the entire amount is due on that date. The Company paid $50,000 related to this settlement in June 2006.

(10) Related Party Transactions

Contributed Services

During the three months ended March 31, 2006 and 2005, an officer contributed office space to the Company. No expense was recorded for these services in the three and six months ended June 30, 2006 or during the three months ended June 30, 2005 as they were immaterial. No expense was recorded for these services during the three months ended March 31, 2005 as the Company was in the early stages of development.

During the three months ended March 31, 2005, Ira Tabankin, the Company’s Chief Technical Officer and Chairman, and John Sutton, the Company’s VP Engineering provided services to the Company without cash compensation. No expense was attributed to these services as the Company was in the early stages of development. These individuals began receiving cash compensation during May 2005.

(11) Segment and Geographic Information

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation.

The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-QSB.

The accompanying management’s discussion and analysis of financial condition and results of operations and plan of operation gives effect to the restatement of our consolidated financial statements for the year ended December 31, 2005. See Note 3 to our condensed consolidated financial statements.

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

Overview

We are developing the CATCHER™ device, a ruggedized portable computer built to military standards that incorporates voice, video, data, and biometric information with multiple wireless and wired communications capabilities. We expect the device to be part of the worldwide enterprise mobile device platform marketplace, which is comprised of commercial-grade, semi-rugged/rugged and fully rugged form products.

Our initial product, the CATCHER™ device, is in the final stages of development, with the initial prototype having been completed in August 2005 and units developed for evaluation and testing in June 2006. Pursuant to the equipment authorization requirements of the Federal Communications Commission (“FCC”), we successfully completed testing the prototype and initial production units in October 2005 and August 2006, respectively, and therefore are permitted under the FCC’s rules to commence commercial sales of those units. We successfully completed the European Union’s CE testing in November 2005. We also plan to have the Catcher™ device tested under the procedures set forth in Military Standard 810F during the second half of 2006.

We have secured initial purchase orders for the evaluation and testing units and plan to commence commercial production during the third quarter of 2006, versus the second quarter as previously reported, due to additional development and testing requirements. We have not commenced commercial sales of the CATCHER™ device and may be required to complete additional testing prior to offering for sale any future production units that are not electrically identical to those units previously tested and authorized under the FCC’s declaration of conformity procedure.

The CATCHER™ device is a patent pending product built to pass the testing as set forth in Military Standard 810F. It is a ruggedized portable personal computer that integrates features of several individual devices, including a personal computer utilizing Microsoft® XP Pro with Tablet PC capabilities as its operating system, two digital cameras with patent pending digital watermarking technology, wireless and wired communications, global positioning satellite receiver, video conferencing, and a biometric finger print reader. The CATCHER™ device utilizes an Intel Pentium M processor. The prototype unit weighs only 4.5 lbs., is 10 inches in width, 7.25 inches in height, 2.25 inches in depth, and has a daylight-viewable 6.4 inch diagonal VGA backlit touch screen.

The CATCHER™ product enables multiple video/audio streams to be sent to or transmitted from a portable unit; it also introduces watermarking technology for digitally recorded video/digital stills and audio tied to GPS data. The CATCHER™ product was designed for non-computer literate users, is light weight, and built to withstand common abuse. It is designed to be used in a broad temperature range of -30 to +55C, 100% humidity, and in highly dusty environments. We are developing a series of accessories to support the product, including extra batteries, a docking port, a vehicle install kit, and a “holster” to allow easy transportability of the CATCHER™ device.

Plan of Operation

From inception to date, we have been primarily involved in organizational activity, negotiating vendor contracts, making arrangements for the commercial use and deployment of the CATCHER™ device, engaging and developing our initial customer base, and recruiting and managing staff.

We expect to negotiate agreements with VARs, distributors, integrators and OEMs. Our VARs, distributors and OEMs will purchase or license the CATCHER™ devices directly from us, and then in return sell services to end-users. We have developed standard VAR agreements (one agreement for U.S. government sales and the other agreement for private sector and governmental sales other than U.S. government sales) for use in the ordinary course of our business. These standard VAR agreements provide that (i) the VAR’s appointment and the related licenses are non-exclusive; (ii) we are free to accept or reject orders placed by the VAR, and acceptances must be in writing; (iii) the pricing and payment terms will be as set forth in our price list, which we may change unilaterally with 30 days’ notice; (iv) the initial term is for two years, and the agreement will not continue unless the parties affirmatively agree to renew the agreement; and (v) we may terminate the agreement immediately in several situations, including an uncured material breach by the VAR. To date, we have entered into standard VAR agreements with EPS, L-3 GSI, ImageWare Systems, Inc., and CGI Communications, Inc. Additionally we have received initial purchase orders for testing and evaluation units from these VAR’s.

We are in the early stage of transitioning from development stage into an operational stage. Accordingly, at the current stage of our operations, we do not believe that period to period comparisons of our results of operations are meaningful and have elected not to provide a description of the comparisons between our financial position at June 30, 2006 and June 30, 2005 and for the periods then ended or at December 31, 2005 and December 31, 2004 and for the periods then ended. The relationships between revenue, cost of revenue and operating expenses reflected in the financial information included herein do not represent future expected financial results.

Our costs associated with production of units of the CATCHER™ device will be variable based on the units that we decide to have manufactured. Management currently does not anticipate that we will operate our own production facilities, and instead will outsource production to a third party manufacturer.

On November 22, 2005, we entered into a manufacturing agreement with KeyTronic pursuant to which KeyTronic will manufacture the CATCHER™ device for us, at unit prices depending on monthly purchase volumes. Prices are subject to change if parts and material costs change or process or test procedures change. The initial term of the agreement expires on December 31, 2009 and the agreement may be renewed for additional two-year terms upon the mutual written agreement of the parties. Either party may terminate the agreement immediately upon written notice if the other party fails to comply with any material term or condition of the agreement, becomes insolvent or has a bankruptcy petition filed by or against it and such petition is not dismissed within 60 days of the filing date. Neither party may terminate the agreement during the initial term or any renewal term other than for cause. We are not obligated under the agreement to purchase any particular number of units from KeyTronic. However, if our average monthly purchases fall below 2,000 units at any time during the initial term of the agreement, then we must immediately pay to KeyTronic $58,000 to reimburse KeyTronic for non-recurring engineering costs.

We expect our operating expenses will increase as we increase our transaction volumes, research and development activities, and sales and marketing activities. We anticipate developing new product versions with improved functionality or additional features which will require retesting and recertification, although no specific schedule exists or has been presently committed to for future development versions. However, we anticipate over the next 12 months that our operating expenses will increase at a slower rate relative to the rate of increase in our revenues during this same period.

We expect our principal activities over the next 12 months to include unit production, research and development, sales and marketing, and general and administration. In addition to costs associated with production of units the CATCHER™ device which will vary based on the number of units that we decide to have manufactured, we anticipate that our most significant costs related to the activities described above will include the following items:

•	Research and development expenses, including salaries and associated employee benefits and travel, engineering and design services, and testing and certification for FCC Type and Military Standard 810F, which are currently anticipated to total approximately $5.5 million;

•	Sales and marketing expenses, which consist primarily of salaries, associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses and the costs of programs aimed at increasing revenue such as advertising, trade shows, public relations and other market development programs, which are currently anticipated to total approximately $2.3 million; and

•	General and administrative expenses, which consist of salaries of our management, finance and administrative staff, and associated employee benefits and travel; facilities costs; information systems costs; legal, accounting and other professional fees; and other corporate costs, which are currently anticipated to total approximately $3.3 million.

We anticipate funding for the activities described above will come principally from some or all of the following sources: working capital generated from unit sales, customer deposits, vendor credit terms, sales of additional securities, proceeds from the exercise of some or all of our outstanding warrants and debt financing.

We do not currently have any financing arrangements or lines of credit with lenders. Our initial product, the CATCHER™ device, is in the final stages of development, with the initial prototype having been completed in August 2005 and units developed for evaluation and testing in June 2006. Pursuant to the equipment authorization requirements of the FCC, we obtained declarations of conformity for the prototype and initial production units in October 2005 and July 2006, respectively. We have secured initial purchase orders for the evaluation and testing units and plan to commence commercial production during the third quarter of 2006, versus the second quarter as previously reported, due to additional development and testing requirements. We may be required to obtain additional declarations of conformity prior to offering for sale future production units that are not electrically identical to those authorized under our existing declarations of conformity.

Results of Operations

Revenue

We have not generated any revenue since inception. We completed the initial prototype of the CATCHER™ device during August 2005, completed development and began production on evaluation units in the first quarter of 2006, received a declaration of conformity from the FCC during August 2006, and expect to begin initial production during the second half of 2006 versus the second quarter of 2006 as previously reported due to additional development and testing requirements. We have received orders for the first production units which will be used for evaluation by our customers. We delivered our first shipments of a portion of these orders during the second quarter of 2006 and will recognize revenue when the evaluation and testing has been substantially completed. We believe the units will have a suggested base retail unit list price of at least $7,000. The unit price charged to VAR’s will depend on volume commitments. At volume production levels, we expect the gross margin, at volume production levels, to be approximately 40%. We also expect to begin shipping units and recognize revenue from these sales during the second half of 2006.

Cost of Sales

Cost of sales will consist primarily of direct costs of the manufactured units, wages of operational employees and cost of training. Many factors are anticipated to affect our gross margin, including, but not limited to, market conditions, competition, production order volumes and supplier pricing. As noted above, management currently does not anticipate that we will operate our own production facilities, as we intend to continue to outsource production to a third party manufacturer. We expect to incur cost of sales as we begin to sell units during 2006.

Research and Development

Research and development expenses incurred in the design, development and testing of our product include compensation and benefits for management and staff, engineering and consulting services, electronic parts, testing, and other miscellaneous expenses.

Research and development expense represented 44% of total operating expenses during the three-months ended June 30, 2006 and 42% during the six-months ended June 30, 2006. In the future, the rate of research and development spending related to the CATCHER™ device is likely to increase as we begin development of product accessories, add headcount for research programs, translate the product interface for use in other countries and begin development on the next version of the CATCHERTM device.

Selling, General and Administrative

Selling, general and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include compensation and benefits for management and staff, travel related expenses and professional services. Approximately $218,000 and $374,000 of the $807,000 and $1,520,000 expense during the three and six months ended June 30, 2006, respectively, was for sales and marketing efforts. In the future, the rate of spending on selling and marketing is expected to increase significantly as we add headcount for sales and marketing management, as we expand our marketing campaign for the CATCHER™ device and as we participate in industry and trade shows.

General and administrative expense was approximately $589,000 or 35% of total operating expenses for the three months ended June 30, 2005 and $1,146,000 or 36% for the six months ended June 30, 2006. We expect that total spending on general and administrative expenses will increase in the future due to increased headcount, expansion of corporate facilities and related equipment offset by reduced spending on professional services. However, we expect that spending on general and administrative items as a percentage of total operating expenditures will decrease related to other operating activities including sales and marketing and research and development.

Stock-based Compensation and Consulting Expense

We recorded approximately $131,000 and $360,000 in stock-based compensation expense during the three and six months ended June 30, 2006 related to the vested stock options and restricted stock issued to members of our board of directors and our Chief Financial Officer. We recorded approximately $3,523,000 in stock-based compensation and consulting expense during the three or six months ended June 30, 2005, as restated, related to shares issued to employees and consultants of Catcher, Inc. These stock compensation charges can fluctuate substantially from period to period based on the fair value of our stock and the number of awards granted during each period.

Interest Income

Interest income increased in the three and six months ended June 30, 2006 due to interest earned in short term investments of the cash balances that we have remaining from the March 2006 Private Placement and Series A Warrant exercise.

Financing Costs

Financing costs increased in the six months ended June 30, 2006 due to the issuance of Series C Warrants as an inducement to exercise the Series A Warrants in February 2006, which resulted in a charge of approximately $1,074,000. There were no financing costs recorded during the three months ended June 30, 2006.

Income Tax Expense

Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of June 30, 2006, we had net operating loss carry forwards for federal and state income tax purposes of approximately $6.8 million. We also had federal and state research and development tax credits each of approximately $200,000. If not utilized, the net operating losses and credits will expire in varying amounts through 2026. Utilization of net operating losses and credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation could result in the expiration of our net operating losses and credit carryforwards before they can be used.

Critical Accounting Principles

Below is a brief description of key accounting principles which we have adopted in determining our recognition of revenues and expenses.

Revenue Recognition

We intend to recognize revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements as updated by SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions has not been previously demonstrated, revenues are recognized upon acceptance. To date, we have delivered units to customers for evaluation and testing purposes. These units will be invoiced and revenue recognized as each of these customers have substantially completed their evaluation and testing requirements. Therefore, we continue to operate in the development stage and have not recognized any revenue to date.

Stock Based Compensation

Awards under our stock option plans are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R) Share Based Payment, and SAB No. 107. Accordingly, compensation is measured on the grant date of an award and recognized over the service period for which the award was granted, generally the vesting period. Compensation is equal to the fair value of the award which we determine using a binomial option-pricing model. The valuation of compensation expense involves significant estimates which are judgmentally determined. The binomial model requires estimates of volatility, expected life and other assumptions. As our stock is thinly traded, these estimates, which are based partly on historical pricing of our stock, may not be indicative of fair value; but we believe they provide a reasonable basis for our conclusions.

Income Taxes

We account for income taxes using the asset and liability method, as provided by SFAS 109, Accounting for Income Taxes (SFAS 109) which requires the recognition of different tax assets and liabilities for the future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities. No income taxes were provided because we have incurred losses from our inception. Due to the uncertainty of future taxable income, no future tax benefits have been recognized.

Recent Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact of FIN 48.

In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. This staff position will be adopted by us on January 1, 2007. We do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

In July 2006, the Emerging Issues Task Force Reached Consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” that provides guidance on how sales tax collected from customers should be presented in the income statement. We will adopt this statement immediately, and will disclose the caption in which sales tax is recorded in accordance with the consensus reached in this issue when sales tax has been collected.

Liquidity and Capital Resources

Since inception, cash used in operations primarily consists of the loss from operations offset by non-cash charges related to stock based compensation and acquired research and development. As of August 4, 2006 we had a cash balance of approximately $2.5 million.

Since inception, we have incurred approximately $855,000 in capital asset expenditures. Future requirements will include computers, office equipment, software and similar equipment. We do not anticipate significant capital expenditure spending in the future for capital equipment or machinery. In addition to capital expenditures we have paid our contract manufacturer under the manufacturing agreement, $1,293,000, for units which have been released to production. This amount is classified as a prepaid expense until the completed product has been shipped to us or to our customer by the contract manufacturer. In the future, costs incurred for manufacturing is expected to increase significantly.

Our primary source of liquidity has been the proceeds generated from the private offering of shares of our Common Stock and warrants to acquire shares of our Common Stock. The principal uses of cash have been for product development and general and administrative expenses. Since May 2005, we have raised approximately $13.7 million in gross proceeds from the issuance of securities or warrant exercises.

We currently have outstanding Series A, Series B, Series C and Series D warrants to purchase an aggregate of 5,841,386 shares of our Common Stock (the “Warrants”), that if exercised would provide gross proceeds to us totaling $14.2 million.

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

In addition to the Series A, Series B, Series C and Series D warrants described above, there are 101,280 warrants to purchase units outstanding. Each warrant entitles the holder to purchase one unit at $5.00 per unit. The units are identical to the units sold in the March 2006 private placement and consist of two shares of Common Stock and one Series D warrant. This warrant is non-callable. If this warrant and the underlying Series D warrants were to be fully exercised, the holder would be entitled to purchase an aggregate of 303,840 shares of Common Stock. We also have outstanding a warrant to purchase 65,000 shares of our Common Stock issued to Jeff Gilford, our Chief Financial Officer, for an exercise price of $3.74 per share and a warrant to purchase 20,000 shares of our Common Stock to Stanley Blackburn, who is unaffiliated with us, for an exercise price of $3.74 per share, each of which was issued in connection with accounting and advisory services rendered by Blackford Partners. If these additional warrants were exercised, the gross proceeds provided to us would total approximately $1.2 million.

Based on our current operating plan, we anticipate that we will require, in addition to the $6.1 million raised in March 2006, a minimum of $10 million of additional capital during 2006. In addition to costs associated with production of units of the CATCHERTM device (which, as noted above, will vary based on the number of units that we decide to have manufactured), we anticipate that our most significant costs during the next 12 months will be the following items:

•	Research and development expenses, including salaries and associated employee benefits and travel, engineering and design services, and testing and certification for FCC Type and Military 810F, are currently anticipated to total approximately $5.5 million;

•	Sales and marketing expenses, which consist primarily of salaries, associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses and the costs of programs aimed at increasing revenue such as advertising, trade shows, public relations and other market development programs, are currently anticipated to total approximately $2.5 million; and

•	General and administrative expenses, which consist of salaries of our management, finance and administrative staff, and associated employee benefits and travel; facilities costs; information systems costs; legal, accounting and other professional fees; and other corporate costs, are currently anticipated to total approximately $3.5 million.

We anticipate that the additional capital will come principally from one or more of the following: customer deposits, working capital generated from unit sales, debt financing or vendor credit terms, proceeds from exercise of some or all of the outstanding warrants, or sale of additional securities. Since inception, we have not generated revenue and there can be no assurance that we will generate revenue in the future. The maximum potential amount of funds that we may receive from the exercise of all of the outstanding Warrants is approximately $15.4 million, in addition to the approximately $2.52 million already received upon partial exercise of the Series A Warrants.

We have experienced losses since inception and our cumulative loss to date is $(13,142,474). In addition, we have not generated cash from operations and our cumulative cash used in operations to date is $(9,121,468). We do not currently have any financing arrangements or lines of credit with lenders. These factors create a substantial doubt about our ability to continue as a going concern.

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

RISK FACTORS

An investment in our common stock is highly speculative and involves a high degree of risk. You should carefully consider the risk factors described below and the other information in this Quarterly Report on Form 10-QSB and our other SEC filings. We have included in this section a discussion of all risks that we consider material. However, additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. The occurrence of any of these risks could harm our business. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Specific to Us

We are in the early stages of our life cycle and have limited operating history. Therefore, there is limited historical or current operating information upon which an investor can base its investment decision.

We have limited operating history on which to base an evaluation of our business and prospects. To date, we have engaged primarily in research and development, securing rights to essential technology, product testing, engaging markets and distribution sources, and making other arrangements necessary to begin operations. To date, we have entered into agreements with a limited number of VARs establishing distribution terms and conditions. We have also initiated preliminary discussions with prospective customers or strategic business partners, as well as preliminary discussions with potential VARs and distributors. Our prospects must be considered in light of the risks frequently encountered by a start-up technology company formed to engage in a relatively new, potentially highly competitive industry.

Moreover, as an early stage company, we have no prior experience in implementing and managing our planned business in an operational setting. Accordingly, there can be no assurance that we will be able to successfully implement our business plans or strategies.

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

We own all of the right, title and interest in and to the patent application on the CATCHER™ device, Patent Application No. 10/885,515 (Portable Handheld Security Device) (the “Patent”). If the Patent issues it will be presumed valid, but there is no assurance that it will not be successfully challenged or circumvented by competitors or others. We have no assurance that the United States Patent and Trademark Office will issue the Patent or that the scope of any claims granted in an issued patent will provide broad protection or a competitive advantage to us. If the Patent fails to issue in sufficient scope or at all, or if the patent issues but we fail to maintain and enforce our rights in the issued patent, or if we fail to maintain and protect our rights in our other intellectual property, including our know-how, trade secrets and trademarks, such failures, individually and in the aggregate, could have a material adverse effect upon our business prospects, financial condition and results of operations. In addition, we have and we intend from time-to-time, to file additional patent applications directed to enhancements to the CATCHER™ technology. Such applications may include new applications, continuations and continuations in part of existing applications, and foreign applications corresponding to any or all of these. If such patents issue, they will be presumed valid, but there is no assurance that they will not be successfully challenged or circumvented by competitors or others.

Moreover, although we are not aware of any existing impediments, we can give no assurance that we will be able to operate without infringing upon the proprietary rights of third parties.

We may have to alter our products or processes, pay licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights or other intellectual property rights of third parties, any of which could result in a material adverse effect upon our financial condition, results of operations and future prospects.

In particular, we have become aware of a continuing patent application (U.S. Patent Publication No. 2005/0060739) in the name of Tony Verna of Scanz Communications, Inc. (the “Verna Application”). The Verna Application was filed on January 10, 2004, published in due course on March 17, 2005 and includes various prospective claims. The application is awaiting examination by the U.S. Patent and Trademark Office. If the Verna Application issues as a patent, the claims may cover one or more aspects of the CATCHER™ device. We cannot predict whether the Verna Application will ever issue as a patent, and if so, the scope and content of any such patent.

We also rely upon trade secrets and other unpatented proprietary technology. No assurance can be given that we can meaningfully protect our rights with regard to such unpatented proprietary technology or that competitors will not duplicate or independently develop substantially equivalent technology.

We might experience delays in completing testing procedures, which could have an adverse effect on our financial condition, results of operations and business.

Pursuant to the equipment authorization requirements of the Federal Communications Commission (the “FCC”), we successfully completed testing of the prototype and initial production units of the CATCHER™ device in October 2005 and August 2006, respectively, and are therefore permitted under the FCC’s rules to commence commercial sales of these units. We may be required to complete additional testing prior to offering for sale any future production units that are not electronically identical to those units previously tested and authorized under the FCC’s declaration of conformity procedure. We believe each additional testing under the FCC’s declaration of conformity procedure will take approximately two weeks with an estimated total cost of $15,000.

In addition, although compliance with applicable Military Standard 810F procedures is not required for us to commence sales of the CATCHER™ device, we believe that compliance with, and satisfaction of, applicable Military Standard 810F procedures is important to our ability to market and sell the CATCHER™ device. We expect to have the CATCHER™ device tested for compliance with applicable Military Standard 810F procedures in the second half of 2006. Once initiated, we expect such testing to take approximately two weeks and cost approximately $20,000.

Any delays in completing such additional testing and/or satisfying applicable procedures could delay commencement of sales of the CATCHER™ device or hinder our ability to market and sell the CATCHER™ device, which would have an adverse effect on our financial condition, results of operations and business.

We may be subject to potential litigation relating to ownership of the Patent, which could have a material adverse effect on our business and the price of our common stock.

Messrs. Ira Tabankin and Charles Sander were former employees of Scanz Communications, Inc. (“Scanz”), and Mr. Tabankin also served as a consultant to Scanz, during which time Scanz had under development a handheld portable device that might be used for security purposes as well as in a sports-event setting, which was Scanz’ principal business focus and the principal focus of its product development. The Scanz employment agreements with Messrs. Tabankin and Sander provided that Scanz would own intellectual property conceived or first reduced to practice during employment. The consultancy agreement between Mr. Tabankin and Scanz provided that intellectual property rights that may be claimed by Scanz in connection with a development by Mr. Tabankin during or before the consultancy would be the property of Scanz. Scanz or its licensees may claim that the CATCHER™ device was conceived or first reduced to practice during the employment of Messrs. Tabankin and/or Sander or that the intellectual property comprising the CATCHER™ device could be claimed by Scanz. If Scanz or its licensee made any such claims, we believe that, as we were the assignee of the intellectual property rights in the CATCHER™ device, we would have strong defenses to any such claims for numerous reasons, including that the intellectual property constituting the CATCHER™ device is distinguishable from the developments made during the aforesaid employments and consultancy. However, if Scanz or its licensee were to prevail in such a claim, such event could have a material adverse effect upon our financial condition, results of operations and future prospects. Furthermore, even if we were to prevail, litigation could result in substantial costs and divert management’s attention and resources from our business.

We may be unable to adapt to technology trends or evolving industry standards which would impede our ability to successfully develop and sell new products.

We will need to adapt to competitively significant changes in component technology in these industries as well as to advanced technology used by our competitors. New products based on new technologies or new industry standards expose us to risks of technical or product obsolescence. We may not be successful in using new technologies effectively, developing new product iterations or enhancing existing products in a timely manner. If we are unable to adapt to technology trends and evolving industry standards, our financial condition, results of operations and future prospects will be materially adversely affected.

Our future is entirely dependent on our successful development of our technology, products and services. As we complete the initial development of the CATCHER™ device and transitions from the development stage to commercialization, there is no assurance that the CATCHER™ device will perform as expected or be accepted by our target market.

We rely on third party manufacturers, which may have a material adverse effect on our ability to manufacture and sell our products.

We do not intend to create facilities to manufacture the CATCHER™ device and therefore we have entered into an agreement with a third party contract manufacturer, KeyTronic Corporation, and will be dependent on them, or others as may be determined, for the manufacture of our products. This dependency could negatively impact our sales and marketing efforts if the sources of such supply prove to be unreliable or unavailable. If the contracted manufacturing source is unreliable or unavailable, we may not be able to replace such manufacturer and could not go forward and our entire business plan could fail. In addition, agreements with such third parties may not be at the most cost effective terms and therefore we may incur high costs.

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

We have entered into agreements with our executive officers containing non-disclosure and non-competition provisions. The non-competition agreements are limited in duration and are not effective under certain circumstances, such as the improper termination of the executive or the termination by the executive for good cause. Regardless of the non-competition agreements executed with executives, there can be no assurance that executives will remain associated with us or that they will not compete, directly or indirectly, with us. Moreover, the enforceability and scope of non-competition agreements are often litigated and there is no assurance that such provisions will be enforceable as written.

Our management team has limited experience in operating a business and there is no assurance that they will be able to successfully operate a business.

None of our current management team has had substantial operational experience running a business such as contemplated by our plans and there is no assurance that they will be able to do so.

We are controlled by our officers, directors and principal stockholders, which could delay, defer or prevent us from taking an action which our stockholders may otherwise view favorably and which may decrease the price of our common stock.

Our directors and executive officers and their affiliates beneficially own or control the rights to approximately 27% of the issued and outstanding shares of our capital stock and approximately 18% of the fully- diluted outstanding shares of our capital stock. In the normal course, our executive officers and directors and their affiliates, viewed as a group, would likely have the ability to substantially influence all matters submitted to stockholders for approval, including: (1) election of our board of directors; (2) removal of any director; and (3) amendment of our certificate of incorporation or bylaws. Furthermore, until June 2009, our Chairman and Chief Technology Officer, Ira Tabankin, will hold one share of our Series A Preferred Stock giving him the right to appoint one member of our board of directors. Mr. Tabankin may appoint himself or another person. Moreover, together, the management stockholders will have substantial influence over our management and affairs. Our other stockholders will likely have no practical ability to remove our management or affect our operations or business.

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

The SEC may bring an enforcement action or commence litigation against us for failure to comply with Rule 419 under the Securities Act. Rule 419 requires a blank check company to comply with certain escrow, disclosure, notice and other requirements when registering securities under the Securities Act. Prior to the Acquisition of Catcher Inc., we filed three registration statements on Form S-8 that did not comply with the requirements under Rule 419. These registration statements and the related offerings may have been subject to Rule 419. Accordingly, we may be required to pay fines or be subject to other penalties for failure to comply with Rule 419. We may also be subject to potential rescission liability to stockholders who purchased securities pursuant to these registration statements on Form S-8. However, we believe the statute of limitations has run on any claim for rescission, and thus there are no longer any rescission rights available to the purchasers under these registration statements on Form S-8. Moreover, even if rescission rights were held to be available, our maximum potential liability for any rescission claims to the individuals who purchased securities from us would be immaterial to our financial condition.

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

We do not believe that our available resources may be sufficient alone, without additional sources of financing, to adequately scale production of the product, and expect to incur operating losses for the foreseeable future. If revenues from operations are insufficient to support our planned expansion of operations, we will need to access additional equity or debt capital. If public or private financing is not available when needed or is not available on terms acceptable to us, our growth and revenue-generating plans may be materially impaired. Such results could have a material adverse effect on our financial condition, results of operations and future prospects.

We have issued and outstanding warrants to purchase our common stock, some of which contain call provisions under certain circumstances. There can be no assurance that our right to call the warrants will be triggered or that the holders of such warrants will exercise the warrants.

Risks related to our industry.

The ruggedized portable computing market is highly competitive and we may be unable to compete effectively.

The ruggedized portable computer market is diverse and highly competitive and is characterized by relatively low entry barriers. Moreover, it is subject to constant technological change and intense marketing by providers who may be capable in a short period of time to introduce products similar to the CATCHER™ device. We expect that new competitors are likely to enter this market, potentially using the same market entry strategy employed by us. The potential competitors may be significantly larger and have substantially greater market presence, greater financial, technical, operational, sales, marketing and other resources and experience, including more established relationships with vendors, distributors and partners, than we have. In the event that such a competitor expends significant sales and marketing resources in one or more of the security market segments where we compete, we may not be able to continue to compete successfully in such markets. We believe that there will be significant competition in the market for products having functionality similar to the CATCHER™ device. Such competition will exert downward pressure on prices. In addition, the pace of technological change could make it impossible for us to keep pace with such competitors in such an environment. If our competitors were to provide better product at better prices, our financial condition, results of operations and future prospects will be materially adversely affected.

Competition from companies with greater resources than us could adversely affect our business and the price of our common stock.

Many of the aspects of our business are currently and potentially highly competitive. We will compete with numerous other companies in different segments of the security market with the financial and technological ability to compete with us. Moreover, it is possible that the Patent, if it issues, will not provide us with adequate protection from companies capable of circumventing it. In addition, the Patent is not based on technological innovation in any particular function of the CATCHER™ device, but rather on its total functional concept. This concept could be copied or improved upon by competitors quickly. Many of these potential competitors have substantially greater capital and other resources than we do and many are better situated to attract experienced technical and other personnel. Our current competitive edge in large part depends upon the extensive knowledge of our management team in creating and thus far developing the CATCHER™ device and in our relationships with our strategic partners and potential customer base. While we believe that this is a significant competitive advantage, it is not one that depends upon any resource that is unique to us. If we were to lose this competitive advantage, such loss would have a material adverse effect on our business prospects, financial condition and results from operations.

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

Rule 15g-9 promulgated under the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any “penny stock” to that investor. This procedure requires the broker-dealer to:

•	obtain from the investor information about his or her financial situation, investment experience and investment objectives;

•	reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has enough knowledge and experience to be able to evaluate the risks of “penny stock” transactions;

•	provide the investor with a written statement setting forth the basis on which the broker-dealer made his or her determination; and

•	receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.

•	Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties. Accordingly, our common stock should only be purchased by investors who understand that such investment is long-term and illiquid, and are capable of and prepared to bear the risk of holding the investment for an indefinite period of time.

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

Our common stock is currently quoted on the OTC Bulletin Board. The quotation of our common stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is subject to this volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings.

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

We are authorized to issue 50,000,000 shares of our common stock. As of June 30, 2006, we had 17,139,718 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants and options. If shares of common stock are issued, options and warrants are exercised, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution. Additionally, sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock market price.

Shares eligible for future sale may adversely affect the price of our common stock.

In connection with a private placement of securities we closed in March 2006, Charles Sander, Ira Tabankin and Jeff Gilford entered into contractual lock-up agreements with the participants in the private placement pursuant to which they agreed that they would not sell any shares of our common stock until the first to occur of the following: (a) the ninetieth (90th) day following the date on which the registration statement registering the shares of Common Stock issued in connection with the March 2006 private placement is declared effective by the SEC; and (b) the one year anniversary of the initial closing of the March 2006 private placement. After the lock-up agreements expire, the shares held by these individuals will be eligible for sale in the public market, subject to applicable volume limitations under Rule 144 (“Rule 144”) promulgated under the Securities Act.

In addition, from time to time certain of our stockholders not subject to the lock-up agreements described above may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company who has satisfied a two-year holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

Securities Issued during “Blank Check Company” Period

Certain securities we issued while we were a “blank check company” (as defined in the rules and regulations of the Securities and Exchange Commission) are subject to the letter dated January 21, 2000 from the Securities and Exchange Commission’s Division of Corporation Finance to NASD Regulation, Inc. (the “Worm Letter”). As stated in the Worm Letter, it is the position of the Securities and Exchange Commission’s Division of Corporation Finance that securities issued by “blank check companies” are not transferable under Rule 144. As a result, these securities may not be transferred under Rule 144.

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

After completing our evaluation, we received comments from the Staff of the Securities and Exchange Commission in relation to our registration statement on Form SB-2. After considering the staff’s comments, our management and the Audit Committee of the our Board of Directors concluded that the we needed to restate certain of our consolidated financial statements to correct an error in the application of accounting principles with respect to the accounting for acquired research and development. Such restatement is described in more detail in Note 3 to our Consolidated Financial Statements included in our Form 10-QSB for the quarter ended June 30, 2006. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer reviewed and reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer determined that, our disclosure controls and procedures could be strengthened by considering and documenting alternative accounting positions with respect to complex transactions.

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

EXHIBIT INDEX

EXHIBIT #	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended Bylaws of the Registrant.

4.13	Form of Warrant issued to Emerging Growth Equities, Ltd.

10.29	Employment Offer—Terms of Employment dated July 1, 2006 among Catcher, Inc. and T. Michael Grady.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed on Form 8-K with the SEC on June 28, 2005 and incorporated herein by reference.

(2)	Previously filed with the SEC on Form 10-SB on May 29, 2003 and Form 8-K on August 1, 2005 and herein incorporated by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATCHER HOLDINGS, INC.

Date: August 14, 2006	By:	/s/ Charles Sander
Name: Charles Sander
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2006	By:	/s/ Jeff Gilford
Name: Jeff Gilford
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)