Form 10KSB/A
period 2005-12-31
CATCHER HOLDINGS, INC
filed 2006-09-20
CIK 1230802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 000-50299

CATCHER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	62-1751433
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

EXPLANATORY NOTE

Catcher Holdings, Inc. is filing this Amendment No. 2 to its Form 10-KSB for the year ended December 31, 2005, to reflect the restatement of its previously issued financial statements and other information to correct an error in the application of accounting principles with respect to the accounting for acquired research and development.

The information contained in this Amendment, including the financial statements and the notes hereto, amends only Items 6, 7 and 8A of the Company’s originally filed Annual Report on Form 10-KSB for the year ended December 31, 2005 and no other items in its originally filed Form 10-KSB are amended hereby. In accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-KSB. Except for the restatement, this Form 10-KSB/A does not materially modify or update other disclosures in the original Form 10-KSB, including the nature and character of such disclosure to reflect events occurring after March 29, 2006, the filing date of the original Form 10-KSB. Accordingly this Form 10-KSB/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission. Currently dated certifications from its Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

PART II

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

The accompanying management’s discussion and analysis of financial condition and results of operations and plan of operation gives effect to the restatement of our consolidated financial statements for the year ended December 31, 2005. See Note 1B to our condensed consolidated financial statements.

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

Plan of Operation

From inception to date, Catcher has been primarily involved in organizational activity, negotiating vendor contracts, making arrangements for the commercial use and deployment of the CATCHER™ technology, engaging and developing its initial customer base, and recruiting and managing staff.

Catcher intends to negotiate agreements with VARs, distributors, integrators and OEMs. Catcher’s VARs, distributors and OEMs will purchase or license the CATCHER™ devices directly from Catcher, and then in return sell devices to end-users. We have developed standard VAR agreements (one agreement for U.S. government sales and the other agreement for private sector and governmental sales other than U.S. government sales) for use in the ordinary course of our business. These standard VAR agreements provide that (i) the VAR’s appointment and the related licenses are non-exclusive; (ii) we are free to accept or reject orders placed by the VAR, and acceptances must be in writing; (iii) the pricing and payment terms will be as set forth in our price list, which we may change unilaterally within 30 days’ notice; (iv) the initial term is for two years, and the agreement will not continue unless the parties affirmatively agree to renew the agreement; and (v) we may terminate the agreement immediately in several situations, including an uncured material breach by the VAR. To date, we have entered into standard VAR agreements with Engineering and Professional Services, Inc. (“EPS”) and CGI Communications, Inc. Additionally the Company has received initial purchase orders for testing and evaluation units from these VAR’s.

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

On October 25, 2005 we paid $289,450 to KeyTronic in order for KeyTronic to set up an initial production line for the CATCHER™ device. The $289,450 payment consisted of $204,950 for KeyTronic to purchase equipment on Catcher’s behalf to set up the production line and $84,500 charge for engineering services to be performed by KeyTronic in connection with setting up the production line.

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

In addition to costs associated with production of units of the CATCHER™ device which, as noted above, will vary based on the number of units that we decide to have manufactured, we anticipate that our most significant costs during the next 12 months will include the following items:

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

	Year ended December 31, 2005 As Restated	For the period from inception (March 31, 2004 through December 31,) 2004
Net Revenue	$—	$—

Operating expenses:
Research and development expenses	2,211,133	647,472
Selling, general and administrative expenses	2,282,263	100,894
Stock-based compensation and consulting expense	3,639,494	—

Operating loss	(8,132,890)	(748,366)
Financing costs	—	—

Interest income (expense)	(16,697)	—

Loss from operations and net loss	$(8,149,587)	$(748,366)

Revenue

We have not generated any revenue since inception. We completed the initial prototype of the CATCHER™ device during August 2005, completed development and began production on evaluation units in the first quarter of 2006, received a declaration of conformity from the FCC during July 2006, and expect to begin initial production during the second half of 2006 versus the second quarter of 2006 as previously reported due to additional development and testing requirements. We have received orders for the first production units which will be used for evaluation by our customers. We delivered our first shipments of a portion of these orders during the second quarter of 2006 and will recognize revenue when the evaluation and testing has been substantially completed. We believe the units will have a suggested base retail unit list price of at least $7,000. The unit price charged to VAR’s will depend on volume commitments. At volume production levels, we expect the gross margin, at volume production levels, to be approximately 40%. We also expect to begin shipping units and recognize revenue from these sales during the second half of 2006.

Cost of Sales

Cost of sales will consist primarily of direct costs of the manufactured units, wages of operational employees and cost of training. Many factors are anticipated to affect our gross margin including, but not limited to, market conditions, competition, production order volumes and supplier pricing. Our management currently does not anticipate that we will operate our own production facilities, but instead will outsource production to a third party contract manufacturer. We have not sold any products through December 31, 2005. We expect to incur cost of sales as we begin to sell units during 2006.

Research and Development

Research and development expenses incurred in the design, development and testing of our product include compensation and benefits for management and staff, engineering and consulting services, electronic parts, testing, and other miscellaneous expenses.

Research and development expense includes $45,000 of purchased software. We have expensed this item, but we expect that costs of this nature will be capitalized on an on-going basis once the product reaches technological feasibility.

Research and development expense represented 27.1% of total expenditures in 2005. In the future, the rate of research and development spending related to the CATCHER™ device is likely to increase as we begin development of product accessories, add headcount for research programs, translate the product interface for use in other countries and begin development on the next version of the product.

Selling, General and Administrative

Selling, general and administrative expenses include all corporate and administrative functions that serve to support Catcher’s current and future operations and provide an infrastructure to support future growth. Major items in this category include compensation and benefits for management and staff, travel related expenses and professional services. Approximately $186,000 of the $2,282,263 expense was for sales and marketing. In the future, the rate of spending on selling and marketing is expected to increase significantly as we add headcount for sales and marketing management, as we expand our marketing campaign for the CATCHER™ device and participate in industry and trade shows.

General and administrative expense was approximately $2,096,000 or 25.7% of total expenditures for the year ended December 31, 2005. We expect that total spending on general and administrative expenses will increase in the future due to increased headcount, expansion of corporate facilities and related equipment offset by reduced spending on professional services. However, we expect that the spending for general and administrative items as a percentage of total expenditures will decrease related to other operating activities including sales and marketing and research and development.

Stock-Based Compensation and Consulting Expense

Approximately $3,523,000 compensation and consulting expense resulted from 3,987,398 shares of common stock that we issued to employees and consultants for $0.001 per share. Since the shares were issued in consideration for employment agreements with members of management and to consultants for services rendered, the difference between the fair value of the shares of $0.89 and the price paid was recognized as stock based compensation and consulting expense during the year ended December 31, 2005. In addition, we recorded approximately $116,000 in non-cash compensation expense related to the vested stock options issued to our Chief Financial Officer in October 2005. The aggregate compensation expense to be recognized for unvested awards is approximately $380,000 which will be recognized over the next 4.5 years. These stock based compensation charges can fluctuate substantially from period to period based on the fair value of our stock and the number of options granted during each period.

Interest Income (Expense)

Interest expense consisted of $41,345 related to shares issued to certain promissory note holders as consideration for the release of all claims to certain intellectual property of LCM that collateralized certain defaulted loans to LCM. This amount was offset by $24,738 of interest income resulting from short term investment of the cash balances that we have remaining from the private placement in May 2005 and the subsequent warrant exercise in October 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, cash used in operations primarily consists of the loss from operation offset by non-cash charges related to stock based compensation and acquired research and development. As of March 17, 2006, we had a cash balance of approximately $6.6 million.

Since inception, we have incurred approximately $322,000 in capital asset expenditures. Future requirements will include computers, office equipment, software and similar equipment. We do not anticipate significant capital expenditure spending in the future for capital equipment or machinery.

Our primary source of liquidity has been proceeds generated from the private offering of shares of common stock and warrants to acquire shares of common stock. The principal uses of cash have been for product development and general and administrative expenses. In May 2005, we received $4.5 million in proceeds from the sale of shares of our common stock and Series A and Series B Warrants. In October 2005, $1.66 million in proceeds was generated when 22 of the May 2005 investors voluntarily exercised Series A Warrants resulting in the issuance of 1,108,027 shares of our common stock. In February 2006, an additional $854,000 in proceeds was generated when 28 of the May 2005 investors exercised all remaining portions of their original Series A Warrants. As part of the February 2006 Series A Warrant exercise, we issued 1,677,285 new Series C Warrants as an inducement to exercise the Series A Warrants. In March 2006, we completed a private placement whereby we sold 2,682,000 shares of our common stock (the “Shares”) and issued warrants to purchase another 1,341,000 shares of our common stock (the “Warrant Shares”), resulting in net proceeds of approximately $6,111,000. In conjunction with the private placement, we issued a warrant to the placement agent to purchase 101,280 private placement units, with each unit consisting of two shares of our common stock and one Series D warrant, at $5.00 per unit.

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

We have issued outstanding warrants to purchase 101,280 units. Each warrant entitles the holder to purchase one unit at $5.00 per unit. The units are identical to the units sold in the March 2006 private placement and consist of two shares of common stock and one Series D warrant. These warrants are non-callable.

We also have outstanding a warrant to purchase 65,000 shares of our common stock issued to Jeff Gilford, our Chief Financial Officer, for an exercise price of $3.74 per share and a warrant to purchase 20,000 shares of our common stock issued to Stanley Blackburn, who is unaffiliated with us, for an exercise price of $3.74 per share, each of which was issued in connection with accounting and advisory services rendered by Blackford Partners.

The maximum potential amount of funds that we may receive from the exercise of all of the outstanding warrants is approximately $15.4 million, in addition to the approximately $2.52 million already received upon partial exercise of the Series A Warrants.

Based on expectations under our current operating plan, we anticipate that we will require, in addition to the $6.1 million raised in March 2006, a minimum of $10 million of additional capital during 2006. Should our actual results exceed these expectations, our capital requirements could increase significantly. Our most significant anticipated costs during the next 12 months are described above under “Plan of Operation.” These factors create a substantial doubt about our ability to continue as a going concern.

In light of the limited stockholders’ equity as well as our lack of operating history, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all, to fund the capital that may be required for the development of our business. In any of such events, the growth of our business and prospects would be materially and adversely affected. As a result of any such capital financing, if available, the holders of the common stock may experience substantial dilution.

Since inception, we have not generated revenue and there can be no assurance that we will generate revenue in the future. We have experienced losses since inception and our cumulative loss as of December 31, 2005 was ($8,897,953). In addition, we have not generated cash from operations and our cumulative cash used in operations as of December 31, 2005 was ($4,676,313).

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

Stock Based Compensation

Awards under our stock option plans are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R) Share Based Payment, and SAB No. 107. The Company adopted SFAS 123R under the modified prospective method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Prior to the adoption of SFAS 123(R), there were no awards outstanding being accounted for under APB No. 25, therefore, the future impact of adopting 123(R) is limited to the fair value of future grants. Compensation is measured on the grant date of an award and recognized over the service period for which the award was granted, generally the vesting period. For awards with graded vesting, compensation is recorded using the straight line method over the vesting period, but in no event shall total compensation recognized under the awards be less than the aggregate fair value of shares vested under such awards. Compensation is equal to the fair value of the award which we determine using a binomial option-pricing model.

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

The adoption of the following recent accounting pronouncements did not have a material impact on the Company’s results of operations and financial condition:

Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets—an amendment of APB opinion No. 29 (SFAS 153). SFAS 153 clarifies that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with a general exception for exchanges that have no commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

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

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20, and FASB Statement No. 3.” (SFAS 154) SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB’s interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

ITEM 7. FINANCIAL STATEMENTS

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2005 and the

Period from Inception (March 31, 2004) to December 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Catcher Holdings Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Catcher Holdings Inc. and Subsidiary (a development stage enterprise) as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2005 and for the period from inception on March 31, 2004 to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements for the period from March 31, 2004 (date of inception) to December 31, 2004 were audited by other auditors whose report, dated June 28, 2005, expressed an unqualified opinion. Our opinion on the statements of operations and cash flows for the period from March 31, 2004 (date of inception) to December 31, 2005, insofar as it relates to amounts for the period from March 31, 2004 (date of inception) to December 31, 2004, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1A to the consolidated financial statements, the Company is a development stage enterprise, has no revenues, has negative cash flows from operations and has an accumulated deficit. These circumstances, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.
Los Angeles, California
March 17, 2006, except for Note 1B, as to which the date is August 10, 2006

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

/s/ Vitale, Caturano & Company, Ltd.

VITALE, CATURANO & COMPANY, LTD.

June 28, 2005
Boston, Massachusetts

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
	As Restated See Note 1B
Assets
Current Assets:
Cash and cash equivalents	$913,182	$364
Prepaid expenses and other current assets	566,671	—

Total current assets	1,479,853	364

Fixed Assets, net	320,862	—
Deposits	4,857	—

Total Assets	$1,805,572	$364

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	463,470	718,730
Notes Payable	—	30,000
Accrued and other current liabilities	647,703	—

Total current liabilities	1,111,173	748,730

Total Liabilities	1,111,173	748,730

Commitments and Contingencies (See Note 7)

Shareholders’ Equity (Deficit):
Common Stock, $0.001 value, 50,000,000 shares authorized; 13,578,970 and 2,232,333 shares outstanding, respectively	13,578	2,232
Preferred Stock, $0.001 par value, 1 million shares authorized; 1 and 0 shares outstanding, respectively	—	—
Additional paid in capital	9,578,774	(2,232)
Deficit accumulated during the development stage	(8,897,953)	(748,366)

Total Shareholders’ Equity (Deficit)	694,399	(748,366)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,805,572	$364

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005	Period from Inception (March 31, 2004) to December 31, 2004	Period from Inception (March 31, 2004) to December 31, 2005
	As Restated See Note 1B		As Restated See Note 1B
Net revenue	$—	$—	$—
Operating expenses:
Research and development	2,211,133	647,472	2,858,605
Selling, general and administrative	2,282,263	100,894	2,383,157
Stock-based compensation(1) and consulting expense, on stock issued primarily to related parties	3,639,494	—	3,639,494

Operating loss	(8,132,890)	(748,366)	(8,881,256)
Financing Costs	—	—	—
Interest income	(16,697)	—	(16,697)

Loss from operations before income taxes	(8,149,587)	(748,366)	(8,897,953)
Income taxes	—	—	—

Net loss	$(8,149,587)	$(748,366)	$(8,897,953)

Net loss per share:

Basic & Diluted	$(0.93)	$(0.34)	$(1.50)

Weighted-average number of shares outstanding—Basic and Diluted:	8,726,518	2,232,333	5,936,048
__________ (1) The following summarizes the allocation of stock based compensation.

Research and development expenses	$268,647	$—	$268,647
Selling, general and administrative expenses	3,370,847	—	3,370,847

Total	$3,639,494	$—	$3,639,494

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005	Period from Inception (March 31, 2004) to December 31, 2004	Period from Inception (March 31, 2004) to December 31, 2005
	As Restated See Note 1B		As Restated See Note 1B
Cash Flows From Operating Activities:
Net loss	$(8,149,587)	$(748,366)	$(8,897,953)
Adjustments to reconcile net cash provided by operating activities:
Depreciation	1,156	—	1,156
Non-cash stock compensation and consulting expense	3,622,464	—	3,622,464
Warrants issued in connection with consulting contract	17,030	—	17,030
Non-cash interest expense	41,345	—	41,345
Changes in assets and liabilities:
Prepaid expenses and other current assets	(566,671)	—	(566,671)
Other Assets	(4,857)	—	(4,857)
Accounts payable	(255,260)	718,730	463,470
Accrued expenses and other liabilities	647,703	—	647,703

Net cash used in operating activities	(4,646,677)	(29,636)	(4,676,313)

Cash Flows Used In Investing Activities:

Capital expenditures, net	(322,018)	—	(322,018)

Cash Flows From Financing Activities:
Issuance (Repayment) of short-term debt	(30,000)	30,000	—
Proceeds from issuance of Common Stock and warrants net of in issuance costs	4,293,690	—	4,293,690
Proceeds from issuance of Common Stock	17	—	17
Proceeds from exercise of warrants	1,617,806	—	1,617,806

Net cash provided by financing activities	5,881,513	30,000	5,911,513

Net increase in cash and cash equivalents	912,818	364	913,182
Cash and cash equivalents at beginning of period	364	—	—

Cash and cash equivalents at end of period	$913,182	$364	$913,182

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Period from Inception (March 31, 2004) to December 31, 2005

	Number of Shares of Preferred Stock	Preferred Stock $0.0001 par value	Number of Shares of Common Stock	Common Stock $0.0001 par value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Balance at Inception(1)	1	$—	2,232,333	$2,232	$(2,232)	$—	$—

Net loss	—	—	—	—	—	(748,366)	(748,366)

Balance at 12/31/04	1	$—	2,232,333	$2,232	$(2,232)	$(748,366)	$(748,366)

Issuance of convertible preferred stock to employees and consultants on April 21, 2005(2)	454,735	455	—	—	3,236,813	—	3,237,268

Issuance of Common Stock for services and interest expense on April 21, 2005(2)	—	—	348,515	349	309,830	—	310,179

Issuance of Common Stock and warrants to private investors on May 4, 2005	—	—	4,500,386	4,500	4,289,190	—	4,293,690

Issuance of Common Stock to U.S. Telesis Holdings, Inc. shareholders on May 4, 2005	—	—	1,781,295	1,781	(1,764)	—	17

Conversion of convertible preferred stock to Common Stock on June 23, 2005(2)	(454,735)	(455)	3,637,904	3,638	(3,183)	—	—

Issuance of warrants to consultants on June 23, 2005	—	—	—	—	17,030	—	17,030

Issuance of Common Stock pursuant to warrant exercises in October 2005	—	—	1,078,537	1,078	1,616,728	—	1,617,806

Compensation Expense	—	—	—	—	116,362	—	116,362

Net loss(2)	—	—	—	—	—	(8,149,587)	(8,149,587)

Balance at 12/31/05	1	$—	13,578,970	$13,578	$9,578,774	$(8,897,953)	$694,399

(1)	The Common Share amount represents common stock issued to the sole owner of LCM Technologies, Inc. upon the conversion of his preferred stock on June 23, 2005 as if they were outstanding at the inception of LCM Technologies, Inc. Ira Tabankin was issued 279,043 shares of Convertible Preferred Stock on April 21, 2005, of which 279,042 were converted on June 23, 2005 into 2,232,333 shares of Common Stock. Mr. Tabankin still holds one share of Convertible Preferred Stock.
(2)	As Restated See Note 1B

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the year ended December 31, 2005 and for the period

from inception (March 31, 2004) to December 31, 2004

(1A) Nature of Business and Basis of Presentation

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

Effective May 4, 2005, UST acquired 100% of the outstanding stock of Catcher, Inc. (“Catcher”) by issuing 4,848,875 shares of UST’s common stock and 733,778 shares of its Series A preferred stock. The Series A preferred stock is convertible into 5,870,245 shares of UST’s common stock (the “UST Merger”). On June 23, 2005, all but one share of the issued and outstanding Series A Preferred Stock was automatically converted to common stock simultaneously with the effectiveness of the filing of an amended and restated certificate of incorporation changing UST’s name to Catcher Holdings, Inc. and providing for a 1 for 7.2 reverse stock split in respect of the Company’s issued and outstanding common stock. In addition, on May 4, 2005, UST assumed Catcher Inc.’s obligations under its issued and outstanding warrants to purchase an aggregate of 4,500,386 shares of common stock. Catcher Holdings, Inc. together with its wholly owned subsidiary is hereinafter referred to as “the Company”.

Catcher was organized in Delaware on April 20, 2005 principally to acquire the assets of LCM Technologies, Inc. (“LCM”) and to operate the business of developing, manufacturing and distributing a portable, ruggedized, wireless handheld security device (the “CATCHER™ device”). LCM was organized in Delaware on March 31, 2004. Pursuant to an asset purchase agreement between Catcher and LCM, Catcher, Inc. purchased certain assets and assumed certain liabilities of LCM and its founder, Ira Tabankin, relating to the CATCHER™ device and the business of LCM (the “LCM Merger”) (See Note 3).

The UST Merger and the LCM Merger (collectively “the Mergers”) were treated as reverse mergers from a historical accounting perspective, and accordingly, the period from inception of the Company begins on March 31, 2004, the date of inception of LCM. The financial statements of the Company presented reflect the historical results of LCM prior to the Mergers, and of the combined entities following the Mergers, and do not include the historical financial results of UST prior to the consummation of the UST Merger. Shareholders’ equity has been retroactively restated to reflect the number of shares received in the Mergers after giving effect to the difference in par value, with the offset to additional paid-in capital. The stock retained by the shareholders of UST has been adjusted to reflect a financing transaction with the proceeds equal to the net asset value of UST immediately prior to the Mergers, which was $17. This amount has been reflected in the accompanying statement of shareholders’ equity as an issuance of common stock to UST shareholders.

The Company’s stockholders approved an amendment to the Company’s certificate of incorporation to change the Company’s name to Catcher Holdings, Inc. and effectuate a 1 for 7.2 reverse split, which was effective on June 23, 2005. All share and per share data included in these statements and notes thereto have been adjusted to reflect the reverse split.

The Company is a developmental stage company which has designed a portable, ruggedized wireless, hand-held GPS-based command control device through multiple years of research and development effort. Utilizing proprietary operating software, the CATCHER™ device offers critical real-time wireless communications through the convergence of voice, video, data and biometric capabilities.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Subsequent to the acquisition of Catcher, the Company has continued to develop the technology acquired with a goal of developing a device that is ready for sale. The Company’s ability to continue as a going concern depends on a number of factors, including but not limited to, the ability to get its product to market and the ability to raise additional capital if required. Since inception, we have not generated revenue and there can be no assurance that we will generate revenue in the future. We have experienced losses since inception and our cumulative loss to date is ($8,897,953). In addition, we have not generated cash from operations and our cumulative cash used in operations to date is $(4,676,313). We do not currently have any financing arrangements or lines of credit with lenders. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The maximum potential amount of funds that we may receive from the exercise of all of the outstanding Warrants is approximately $15.4 million, in addition to the approximately $2.52 million already received upon partial exercise of the Series A warrants. The Company intends to continue to seek the additional financing it needs to fund its operations. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

(1B) Restatement of Prior Period Financial Statements

In its originally filed consolidated financial statements for the year ended December 31, 2005 (including interim periods), the Company recorded as research and development expense the value of shares issued to Ira Tabankin in Catcher Inc. prior to the merger with the Company described in Note 1A. Subsequent to the issuance of such consolidated financial statements, the Company determined that such shares should not have been recorded at fair value. Rather, since LCM was considered the accounting acquirer, no value was assigned to the shares issued (See Note 1A).

As a result, the Company’s consolidated financial statements for the year ended December 31, 2005 have been restated.

The impact of this correction of an error was a reduction in acquired research and development expense in the Company’s Statement of Operations by $1,986,784 for the year ended December 31, 2005. Consequently, the additional paid in capital and deficit accumulated during the development stage originally recorded in the consolidated balance sheet as of December 31, 2005 were overstated by $1,986,784, and have been reduced by that amount in the accompanying restated financial statements. Certain line items in the Company’s consolidated statement of cash flows and statement of shareholders’ equity have been restated as a result of the correction of an error identified above.

In addition, the Company reclassified $41,345 from acquired research and development expense into interest expense for the year ended December 31, 2005. This amount represents the value of the Catcher, Inc. shares issued to certain promissory note holders as consideration for the release of all claims to certain intellectual property of LCM that collateralized certain defaulted loans to LCM.

A summary of the significant effects of the restatement for the year ended December 31, 2005 is presented in the tables below.

	Year Ended December 31, 2005		Inception to date December 31, 2005
	As Reported	As Restated	As Reported	As Restated
Statements of Operations
Acquired research and development	$2,028,129	$—	$2,028,129	$—
Operating loss	(10,161,019)	(8,132,890)	(10,909,385)	(8,881,256)
Interest income (expense), net	24,648	(16,697)	24,648	(16,697)
Loss from operations and net loss	(10,136,371)	(8,149,587)	(10,884,737)	(8,897,953)
Loss per share:
Basic & Diluted	$(1.16)	$(0.93)	$(1.83)	$(1.50)
Weighted-average number of shares outstanding basic and diluted	8,740,701	8,726,518	5,944,137	5,936,048

	Year Ended December 31, 2005		Inception to date December 31, 2005
	As Reported	As Restated	As Reported	As Reported
Statements of Cash Flow
Net loss	$(10,136,371)	$(8,149,587)	$(10,884,737)	$(8,897,953)
Acquired research and development	2,028,129	—	2,028,129	—
Non-cash interest expense	—	41,345	—	41,345

	December 31, 2005
	As Reported	As Restated
Balance Sheet
Additional paid in capital	$11,565,558	$9,578,774
Deficit accumulated during the development stage	(10,884,737)	(8,897,953)

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

Stock Based Compensation

During the fourth quarter of 2005 the Company adopted SFAS No. 123R, Share Based Payment (SFAS 123R) using the modified prospective transition method and SAB No. 107 regarding SFAS 123R (SAB 107). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Prior to adoption of these statements the Company did not issue any options for which a grant date, as defined, was achieved.

Under SFAS 123R and SAB 107, compensation is measured on the grant date of an award and recognized over the service period for which the award was granted, generally the vesting period. Compensation is equal to the fair value of the award determined using a binomial option-pricing model. The binomial option-pricing requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is partially based on the historical volatility of the Company’s stock price. As a result of our thinly traded stock, these estimates may not be indicative of fair value; but we believe that they provide a reasonable basis for our conclusions. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The Company records stock-based compensation expenses for instruments with graded vesting using the straight line method over the vesting period, but in no event shall the amount expensed be less than the aggregate fair value of shares vested under such instruments. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2005 does not include compensation expense for share-based payment awards granted prior to, but not yet vested prior to the adoption of SFAS 123R since no instruments were outstanding. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated that no awards will be forfeited under the current award since that award contains acceleration provisions upon termination.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the year ended December 31, 2005.

Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The weighted-average fair value of the 918,000 options granted during the year ended December 31, 2005 was $0.54. The fair value of each option grant is estimated as of the date of grant using a binomial option-pricing model. The following assumptions were made for the 2005 grant:

2005
Expected volatility	80%
Expected dividend yield	0%
Expected lives of options (in years)	5
Suboptimal Exercise Factor	2
Risk-free interest rate	4.00%

As a result of adopting SFAS 123(R) during the fourth quarter of 2005, the Company’s net loss for the year ended December 31, 2005 was approximately $8,150,000. Since no instruments were outstanding prior to adoption, the Company’s net loss for the year ended December 31, 2005 was approximately $116,000 higher than it would have been if it had continued to account for share-based compensation under APB Opinion No. 25. The Company’s net loss per common share, basic and diluted, for the year ended December 31, 2005 was $0.93. The Company’s net loss per common share, basic and diluted, for the year ended December 31, 2005 would have been $0.92 if it had continued to account for share-based compensation under APB Opinion No. 25.

The aggregate compensation expense to be recognized for unvested awards is approximately $380,000 which will be recognized over the next 4.5 years. The intrinsic value of vested awards was $0 at December 31, 2005 as fair value of the Company’s stock was less than the exercise price for all awards.

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

The adoption of the following recent accounting pronouncements did not have a material impact on the Company’s results of operations and financial condition:

Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets—an amendment of APB opinion No. 29 (SFAS 153). SFAS 153 clarifies that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged, with a general exception for exchanges that have no commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

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

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20, and FASB Statement No. 3.” (SFAS 154) SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB’s interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

(3) LCM Merger

Pursuant to an asset purchase agreement, dated April 21, 2005, between Catcher and LCM, Catcher acquired certain assets in exchange for the assumption of $836,000 in accounts payable and notes payable of LCM and its founder, and sole stockholder, Ira Tabankin, relating to the CATCHER™ device and the business of LCM. Mr. Tabankin was involved in the formation of Catcher and as of the date of the asset purchase owned approximately 36% of Catcher, Inc. The transaction was accounted for as a reverse merger, and as such, the historical statements of the acquired business became the historical statements of Catcher. The Company assumed approximately $836,000 in accounts payable and notes payable. Certain patent rights held by creditors of the Company, at the time of the asset purchase, were exchanged for shares in Catcher.

Prior to the LCM Merger, Catcher issued the equivalent of 6,218,739 shares of Common Stock pursuant to subscription agreements for $0.001 per share and in exchange for property from a founder and future services of the newly hired members of management and certain consultants of Catcher. The subscription agreements were contingent upon the closing of the UST Merger and a private placement of at least $4,500,000 (See Note 9). Both conditions were satisfied on May 4, 2005 and the shares were issued and then exchanged for shares of UST (see Note 1A).

The Company attributed no value to the shares issued to Mr. Tabankin in Catcher as LCM was considered the acquirer for accounting purposes pursuant to reverse merger accounting. In addition to Ira Tabankin, eight other individuals or entities were issued shares in Catcher. The Company determined that these eight parties received value in excess of what they paid for their shares. The difference between the fair value of the shares of $0.89 and the price paid has been expensed during the year ended December 31, 2005 as follows:

The shares issued to Charles Sander and John Sutton were issued primarily for services as employees of Catcher. The value of the 2,472,973 fully vested shares of $2,200,656 has been recorded as stock based compensation expense in the accompanying statement of operations on May 4, 2005, the date on which a measurement date occurred in accordance with APB No. 25 “Accounting for Stock Issued to Employees”.

The shares issued to three consultants (See Note 7) and an outside service provider were issued primarily for services rendered to Catcher. The Company determined that performance, as defined in EITF 96-18 “Accounting for Equity Instruments That are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services”, was completed on May 4, 2005. The value of the 1,466,792 shares of $1,305,445 has been recorded as non-cash consulting expense in the accompanying statement of operations on May 4, 2005 as the shares were fully vested and non-forfeitable on that date.

The shares issued to two promissory note holders, were issued as consideration for the release of all claims to certain intellectual property of LCM that was collateral against certain defaulted loans. The Company determined that the release met the definition of a significant modification in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (EITF No. 96-19). In accordance with EITF 96-19, the value of the 46,639 shares of $41,345 has been recorded as interest expense in the accompanying statement of operations on May 4, 2005.

In December 2005, the Company reflected the preferred stock issued by Catcher, Inc. to the sole stockholder as common stock outstanding since inception in the accompanying statement of Shareholders’ Equity (Deficit). The common stock reflects the conversion from preferred into common stock as well as the 1 for 7.2 reverse stock split. This amount does not reflect the single share of preferred stock retained by the stockholder.

(4) Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following at:

December 31, 2005

Manufacturing Molds and Tooling	$419,088
Units Released to Production	102,707
Software Royalties	32,813
Retainers	10,000
Other	2,063

Total	$566,671

“Units released to production” consists of payments to the Company’s contract manufacturer to initiate production. These amounts will be recorded as inventory or cost of sales upon shipment of the completed product to the Company or to its customers, respectively.

(5) Fixed Assets

Fixed assets consist of the following:

	December 31, 2005	Useful Life

Manufacturing Equipment	$289,450	3 - 7 years
Computer Equipment	13,837	3 years
Office Equipment	2,693	5 years
Furniture and Fixtures	16,038	7 years

	322,018
Less: Accumulated Depreciation	(1,156)

Fixed Assets, Net	$320,862

Depreciation expense was $1,156 for the year ended December 31, 2005. We did not record any depreciation on manufacturing equipment as it was not placed in service as of December 31, 2005.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

December 31, 2005

Employee Benefits	$316,310
Professional Fees	164,000
Subscription Payable	44,235
Settlement (Note 7)	50,000
Industrial Design	39,136
Other	34,022

Total	$647,703

(7) Commitments and Contingencies

Operating Leases

In December 2005, the Company entered into an operating lease for office space in Carlsbad, California. The lease, which expires in 2009, contains a renewal option by the Company for two additional one-year terms. In addition, the Company has an option to terminate the lease after two years. In February 2005, the Company entered into a lease for office space in Round Rock, Texas. The lease contains an option to terminate the lease after two years. Total rent expense under operating leases was $4,642 for the year ended December 31, 2005. Future minimum lease payments required under non-cancelable operating leases at December 31, 2005, including the Round Rock, Texas lease, are as follows:

2006	$93,590
2007	114,231
2008	116,255
2009	11,358

Total minimum lease commitments	$335,434

Employment Contracts

Catcher entered into employment agreements with its Chief Executive Officer, Chief Technology Officer, Chief Financial Officer and Vice President of Engineering. The employment agreements expire at various times through 2008. The agreements provide for initial aggregate annual base compensation of $816,000 per year. With the exception of Vice President of Engineering, who’s bonus amount is at the discretion of the board, each of the other employment agreement provide for the participation in any incentive bonus program adopted by the Company, provided that in no event will such incentive bonus program provide for a bonus of less than 50% of the respective base salary upon achievement of certain goals.

Consulting Agreements

Catcher entered into a Consulting Agreement with Hayden Communications, Inc. dated as of May 1, 2005 for a one year period at a fee of $5,000 per month. Immediately following the Acquisition, a fee totaling $160,000 was paid to Hayden Communications, Inc. for services performed prior to May 2005. Hayden Communications, Inc. is a stockholder in the Company.

Catcher entered into a Consulting Agreement with The Del Mar Consulting Group, Inc. (“DCG”) dated April 21, 2005 for a one year period at a fee of $5,000 per month. DCG is a stockholder of the Company.

Catcher entered into a Consulting Agreement with Kai Hansen dated April 21, 2005 for a one year period at a fee of $5,000 per month. Kai Hansen is a stockholder of the Company.

The Company recorded an aggregate expense of $295,000 for services provided under the contracts described above which is included in selling, general and administrative expense for the year ended December 31, 2005.

In addition, Catcher entered into a Services Agreement with BlackFord Partners, Inc., dated as of May 6, 2005, whereby BlackFord Partners, Inc. agreed to provide financial and accounting services. Pursuant to an Amendment to the Services Agreement, dated as of June 24, 2005, warrants to purchase 85,000 shares of the Company’s common stock at an exercise price of $3.74 were issued to the principals of BlackFord Partners, Inc. which include Jeff Gilford, the Company’s Chief Financial Officer. The Company has valued the warrants at $17,030 using the binomial option pricing model and the following assumptions; Stock Price $0.89, Volatility, 80%, Risk Fee Interest Rate 3.37%, Dividends 0%. The value of the warrant is included in selling, general and administrative expense for the year ended December 31, 2005.

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

In November 2005 the Company entered into a software license agreement which included the purchase of a source code license for $30,000 and provides for royalty payments of $5.25 per end user license. The Company has committed to purchase the end user licenses pursuant to the following schedule:

	Licenses	Royalty
2006	43,750	$229,687
2007	25,000	131,250

Total	68,750	$360,937

The Company recorded payments of $32,813 as prepaid royalties which is included in prepaid expenses and other current assets at December 31, 2005. The Company recorded the source code license fee as expense which is included in research and development expenses for the year ended December 31, 2005.

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

Teaming Agreement

In June 2005, an entity, with which the Company entered into a teaming agreement, asserted that it retained exclusive rights to distribute the CATCHER™ device. On November 10, 2005, the Company entered into a release and settlement agreement with the entity pursuant to which the parties terminated the prior teaming agreement and granted mutual releases. As part of the release and settlement agreement, the Company agreed to pay the entity an aggregate of $50,000 as follows: $25,000 upon completion of the first 1,001 production units and $25,000 upon completion of the first 5,001 production units or in the event that either of these milestones do not occur before June 30, 2006 the entire amount is due on that date. The Company has recorded an accrued liability of $50,000 related to this settlement at December 31, 2005.

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

The Company experienced a change in ownership, as defined, in May 2005. As a result, the Company has limited use of operating loss carry forwards from both LCM Technologies, Inc. and U.S. Telesis Holdings, Inc.

The Company has net deferred tax assets at December 31, 2005 that consist of the following:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$1,650,000	$254,000
Capitalized research and development	40,000	0
Research credits carryforwards	100,000	0
Accrued expenses	112,000	0
Stock-based compensation	47,000	0

Total deferred tax assets	1,949,000	254,000
Valuation allowance	(1,949,000)	(254,000)

Net deferred tax assets	$—	$0

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

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate was as follows for the years ended December 31:

	2005 As Restated See Note 1B	2004
Amount computed using statutory rate (34%)	$(2,771,000)	$(254,000)
Net change in valuation allowance for net deferred tax assets	1,595,000	254,000
Non-deductible stock compensation and acquired in process research and development	1,174,000	—
Other	2,000	—

Provision for Income taxes	$—	$—

(9) Equity Transactions

Private Placement

On May 4, 2005, Catcher sold in a private placement 4,500,386 shares of Common Stock and warrants to purchase an additional 4,500,386 shares of Common Stock to private investors for net proceeds of $4,293,690 (the “Private Placement”). These shares, together with the 348,515 common shares and 733,778 preferred shares issued to the founders, were exchanged for shares in UST on May 4, 2005 (see Note 1A). The warrants vested immediately and expire in May of 2015. The warrants have exercise prices ranging from $1.00 to $1.50. The warrants are callable at the exercise price by the Company upon completing certain milestones defined in the agreement. The warrants were assumed by the Company in the Acquisition.

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

Series A Warrant Exercise

In October, 2005, a total of 22 investors holding Series A warrants to purchase shares of the Company’s Common Stock made a partial exercise of such Series A warrants purchasing approximately 1,108,000 shares of the Company’s Common Stock in exchange for aggregate proceeds to the Company of approximately $1.66 million. At December 31, 2005, the Company had not issued stock to an investor that tendered proceeds to exercise their warrant due to the lack of appropriate documentation. The Company included the $44,235 in accrued expenses at December 31, 2005. The Company reserved 29,490 shares for issuance upon receipt of the appropriate documentation and has included these shares in the calculation of basic and diluted loss per share at for the year ended December 31, 2005 and for the period from inception (March 31, 2004) through December 31, 2005. These shares were issued in conjunction with the Series A exercise in February 2006, see below.

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

On October 24, 2005, the Board approved the form of option agreement evidencing the June 24, 2005 grant to Jeff Gilford, the Company’s Chief Financial Officer. The Board had previously approved the option grant to Mr. Gilford on June 24, 2005, but the form of option agreement was not finalized and approved by the Board until October 24, 2005. The Board also clarified on October 24, 2005 that the grant was not subject to stockholder approval. The Company has determined that the measurement date occurred on October 24, 2005 and valued the shares at $0.54 using a binomial option-pricing model. The Company recorded compensation expense of $116,363, during the year ending December 31, 2005 for options that vested under this award. At December 31, 2005, 217,500 options had vested under this award.

The award to Mr. Gilford was for an option to purchase 918,000 shares of the Company’s common stock at an exercise price of $3.74 per share. This option was granted pursuant to the terms of a Notice of Stock Option Award (including a Stock Option Agreement) outside of any stock incentive plan of the Company. In addition to the other terms set forth in the Notice of Stock Option Award, the “First Tranche” of the Mr. Gilford’s option represents the right to purchase 580,000 shares, 25% of the shares subject to the First Tranche vested on June 16, 2005 (the “Vesting Commencement Date”), and 1/36 of the remaining shares subject to the First Tranche vest on each monthly anniversary of the Vesting Commencement Date, such that the shares subject to the First Tranche will be fully vested three years after the Vesting Commencement Date. The “Second Tranche” of the option represents the right to purchase 193,000 shares, 25% of the shares subject to the Second Tranche vest 12 months after the Vesting Commencement Date and 1/36 of the remaining shares subject to the Second Tranche vest on each monthly anniversary of the Vesting Commencement Date thereafter, such that the shares subject to the Second Tranche will be fully vested four years after the Vesting Commencement Date. The “Third Tranche” of the option represents the right to purchase 145,000 shares, 25% of the shares subject to the Third Tranche vest 24 months after the Vesting Commencement Date and 1/36 of the remaining shares subject to the Third Tranche vest on each monthly anniversary of the Vesting Commencement Date thereafter, such that the shares subject to the Third Tranche will be fully vested five years after the Vesting Commencement Date. The vesting of the shares underlying the option accelerates in certain circumstances relating to the termination of Mr. Gilford’s service to the Company or a change in control of the Company. The options expire on June 15, 2005.

In December 2005, the Board approved the grant of 430,000 options, to purchase its common stock to employees. A grant date, as defined in SFAS 123R, will not occur for these awards or subsequent awards until the plan has been approved by the shareholders.

A summary of stock option activity under all plans is as follows:

	Shares	Weighted- Average Exercise
Balance at Inception	—	$—
2004 Activity:
Granted	—	—
Exercised	—	—
Cancelled	—	—

Balance at December 31, 2004	—	$—
2005 Activity:
Granted	918,000	3.74
Exercised	—	—
Cancelled	—	—

Balance at December 31, 2005	918,000	$3.74

Stock options exercisable and available for future grants are as follows:

	2005
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	217,500	$3.74	9.5 years
Available for future grants	1,789,000

Restricted Stock

In December 2005, the Board approved the grant of 280,000 shares of restricted stock to an officer and the three independent members of the board of directors for services to be provided. The awards vest over various periods through 2009. The awards were contingent upon the Company filing a valid registration statement on Form S-8 as well as the Company obtaining the necessary state approvals. Compensation will be measured on the date upon which the grants are deemed to occur (the contingency’s are resolved). Compensation will be recognized from that date forward as the awards vest.

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

In connection with the 2006 Private Placement, the Company entered into a Registration Rights Agreement which provides for the registration of the Shares within 45 days of the closing date and registration of the Series D Warrant Shares at a later date as defined in the Registration Rights Agreement (the “March 2006 Registration Rights Agreement”). The Company may incur liquidated damages for every 30 days that it is in default of the following provisions:

•	The Company fails to file registration statements, as defined in the March 2006 Registration Rights Agreement.

•	The Company fails respond to comments from the Commission on a timely basis, as defined in the March 2006 Registration Rights Agreement.

•	The registration statements are not declared effective by the Commission, as defined in the March 2006 Registration Rights Agreement.

•	After a registration statement is first declared effective by the Commission, if it ceases for any reason to remain continuously effective, as defined in the March 2006 Registration Rights Agreement, as to all registrable securities.

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

After completing our evaluation, in July 2006 we received comments from the SEC staff in relation to Amendment No. 1 to our Registration Statement on Form SB-2. After considering the staff’s comments, our management and the Audit Committee of the Company’s Board of Directors concluded that we needed to restate certain of our consolidated financial statements to correct an error in the application of accounting principles with respect to the accounting for acquired research and development. Such restatement is described in more detail in Note 1B to our Consolidated Financial Statements included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2005. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer reviewed and reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report, notwithstanding the error requiring the restatement. This was based on their conclusion that the error was not indicative of inadequate disclosure controls and procedures.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to have a materially affect, our internal controls over financial reporting.

ITEM 13. EXHIBITS

EXHIBIT #	DESCRIPTION
23.1	Consent of Stonefield Josephson, Inc.

23.2	Consent of Vitale, Caturano & Company, Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 19, 2006

Catcher Holdings, Inc.

By	/s/ Charles Sander
Charles Sander
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Charles Sander	Chief Executive Officer, President and Director (Principal Executive Officer)	September 19, 2006
Charles Sander

/s/ Debra R. Hoopes	Chief Financial Officer (Principal Financial and Accounting Officer)	September 19, 2006
Debra R. Hoopes

/s/ Ira Tabankin	Secretary and Director	September 19, 2006
Ira Tabankin

/s/ *	Director	September 19, 2006
Harry Casari

/s/ *	Director	September 19, 2006
Rear Admiral (Retired) Cathal L. Flynn

/s/ *	Director	September 19, 2006
H. Clayton Foushee, Jr.

*By:	/s/ Charles Sander
Charles Sander
Attorney-in-fact