Form 10QSB/A
period 2005-06-30
CATCHER HOLDINGS, INC
filed 2006-10-02
CIK 1230802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      to

Commission file number 000-50299

Catcher Holdings, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	62-1751433
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

39526 Charlestown Pike	Hamilton, VA 20158-3322
(Address of Principal Executive Offices)	(Zip Code)

(540) 882-3087

(Issuer’s Telephone Number, Including Area Code)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 8, 2005
Common Stock, $.001 par value per share	12,500,433
Series A Preferred Stock	1

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

EXPLANATORY NOTE

Catcher Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 to reflect the restatement of its previously issued financial statements to correct an error in the application of accounting principles with respect to the accounting for acquired research and development.

The information contained in this Amendment, including the financial statements and the notes hereto, amends only Items 1, 2 and 3 of Part I of the Company’s originally filed Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 and no other items in its originally filed Form 10-QSB are amended hereby. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-QSB. Except for the restatement, this Form 10-QSB/A does not materially modify or update other disclosures in the original Form 10-QSB, including the nature and character of such disclosure to reflect events occurring after August 12, 2005, the filing date of the original Form 10-QSB. Accordingly this Form 10-QSB/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

PART I. FINANCIAL INFORMATION

ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

CATCHER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended		Period from Inception (March 31, 2004) to June 30, 2005
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	As Restated See Note 3 (unaudited)	(unaudited)	As Restated See Note 3 (unaudited)	(unaudited)	As Restated See Note 3 (unaudited)
Net revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	650,096	235,335	675,861	247,878	1,323,334
Selling, general and administrative	529,096	74,363	584,938	76,949	685,831
Stock-based compensation(1) and consulting expense, on stock issued primarily to related parties	3,523,131	—	3,523,131	—	3,523,131

Operating loss	(4,702,323)	(309,698)	(4,783,930)	(324,827)	(5,532,296)
Interest income (expense)	(34,747)	—	(34,747)	—	(34,747)

Loss from operations before income taxes	(4,737,070)	(309,698)	(4,818,677)	(324,827)	(5,567,043)
Income taxes	—	—	—	—	—

Net loss	$(4,737,070)	$(309,698)	$(4,818,677)	$(324,827)	$(5,567,043)

Net loss per share:
Basic & Diluted	$(0.70)	$(0.14)	$(1.07)	$(0.15)	$(1.78)

Weighted-average number of shares outstanding—Basic and Diluted:	6,764,746	2,232,333	4,498,540	2,232,333	3,126,888
(1) The following summarizes the allocation of stock based compensation.
Research and development expenses	$268,647	$—	$268,647	$—	$268,647
Selling, general and administrative expenses	3,254,484	—	3,254,484	—	3,254,484

Total	$3,523,131	$—	$3,523,131	$—	$3,523,131

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2005 (UNAUDITED)	DECEMBER 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$2,397,005	$364
Prepaid expenses and other current assets	48,994

Total current assets	2,445,999	364
Property, plant and equipment, net	3,659

TOTAL ASSETS	$2,449,658	$364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$145,037	$718,730
Notes payable	—	30,000
Accrued and other current liabilities	13,480	—

Total current liabilities	158,517	748,730

TOTAL LIABILITIES	158,517	748,730
Shareholders’ Equity:
Common shares, $0.001 value, 50,000,000 shares authorized; 12,500,433 and 2,232,333 shares outstanding, respectively	12,500	2,232
Preferred shares, $0.001 par value, 1 million shares authorized; 1 and 0 shares outstanding, respectively	—	—
Additional paid in capital	7,845,684	(2,232)
Accumulated deficit	(5,567,043)	(748,366)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	2,291,141	(748,366)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$2,449,658	$364

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended		Period from Inception (March 31, 2004) to June 30, 2005
	June 30, 2005	June 30, 2004
	As Restated See Note 3 (unaudited)	(unaudited)	As Restated See Note 3 (unaudited)
Cash Flows From Operating Activities:
Net loss	$(4,818,677)	$(324,827)	$(5,567,043)
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation	—	—	—
Non-cash stock compensation and consulting expense	3,506,101	—	3,506,101
Warrants issued in connection with consulting contract	17,030	—	17,030
Non-cash interest expense	41,345	—	41,345
Changes in assets and liabilities:
Prepaid expenses and other current assets	(48,994)	—	(48,994)
Other Assets	—	—	—
Accounts payable	(573,692)	325,178	145,038
Accrued expenses and other liabilities	13,480	—	13,480

Net cash used in operating activities	(1,863,407)	351	(1,893,043)
Cash Flows (Used In) Provided By Investing Activities:
Capital expenditures, net	(3,659)	—	(3,659)
Cash Flows From Financing Activities:
Issuance (repayment) of short-term debt	(30,000)	—	—
Proceeds from issuance of Common Stock and warrants net of in issuance costs	4,293,690	—	4,293,690
Proceeds from issuance of Common Stock	17	—	17
Proceeds from exercise of warrants	—	—	—

Net cash provided by financing activities	4,263,707	—	4,293,707

Net increase in cash and cash equivalents	2,396,641	351	2,397,005
Cash and cash equivalents at beginning of period	364	—	—

Cash and cash equivalents at end of period	$2,397,005	$351	$2,397,005

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FROM INCEPTION THROUGH JUNE 30, 2005

	Number of Shares of Preferred Stock	Preferred Stock $0.0001 par value	Number of Shares of Common Stock	Common Stock $0.0001 par value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Balance at Inception(1)	1	$—	2,232,333	$2,232	$(2,232)	$—	$—
Net loss	—	—	—	—	—	(748,366)	(748,366)

Balance at 12/31/04	1	$—	2,232,333	$2,232	$(2,232)	$(748,366)	$(748,366)
Issuance of convertible preferred stock to employees and consultants on April 21, 2005(2)	454,735	455	—	—	3,236,813	—	3,237,268
Issuance of Common Stock for services and interest expense on April 21, 2005(2)	—	—	348,515	349	309,830	—	310,179
Issuance of Common Stock and warrants to private investors on May 4, 2005	—	—	4,500,386	4,500	4,289,190	—	4,293,690
Issuance of Common Stock to U.S. Telesis Holdings, Inc. shareholders on May 4, 2005	—	—	1,781,295	1,781	(1,764)	—	17
Conversion of convertible preferred stock to Common Stock on June 23, 2005(2)	(454,735)	(455)	3,637,904	3,638	(3,183)	—	—
Issuance of warrants to consultants on June 23, 2005	—	—	—	—	17,030	—	17,030
Net loss (2)	—	—	—	—	—	(4,818,677)	(4,818,677)

Balance at 6/30/05(2)	1	$—	12,500,433	$12,500	$7,845,684	$(5,567,043)	$2,291,141

(1)	The Common Share amount represents common stock issued to the sole owner of LCM Technologies, Inc. upon the conversion of his preferred stock on June 23, 2005 as if they were outstanding at the inception of LCM Technologies, Inc. Ira Tabankin was issued 279,043 shares of Convertible Preferred Stock on April 21, 2005, of which 279,042 were converted on June 23, 2005 into 2,232,333 shares of Common Stock. Mr. Tabankin still holds one share of Convertible Preferred Stock.

(2)	As Restated See Note 3

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Catcher Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2004 as filed on Form 8-K/A with the SEC on July 15, 2005. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)	NATURE OF BUSINESS

U.S. Telesis Holdings, Inc. (“UST”) was originally organized to provide diverse telecommunications products and services to the small and medium business community in the southeastern United States and to develop a niche market strategy of reselling long distance services to the electrical cooperative community. As a result of the dramatic decline in the telecommunications industry, UST abandoned the business objective to provide such telecommunications products and services, and instead intended to identify and complete a merger or acquisition primarily in consideration of the issuance of shares of UST’s capital stock with a private entity whose business presents an opportunity for UST’s stockholders.

On May 4, 2005, the Company acquired 100% of the outstanding stock of Catcher, Inc. (“Catcher”) in exchange for 4,848,875 shares of the Company’s common stock and 733,778 shares of its Series “A” preferred stock which are convertible into 5,870,245 shares of the Company’s common stock (the “Acquisition”). On June 24, 2005, all but one share of the Series “A” preferred stock issued and outstanding Series A Preferred Stock was automatically converted to common stock simultaneously with the effectiveness of the filing of an amended and restated certificate of incorporation changing it’s name to Catcher Holdings, Inc. and providing for a 1 for 7.2 reverse stock split in respect of our issued and outstanding Common Stock. In addition, the Company assumed Catcher Inc.’s obligations under its issued and outstanding warrants to purchase an aggregate of 4,500,386 shares of Common Stock.

The Acquisition has been accounted for as a reverse merger of Catcher into a shell company. Therefore, the equity of Catcher has been adjusted to reflect a recapitalization of the stock and the equity of UST has been adjusted to reflect a financing transaction with the proceeds equal to the net asset value of UST immediately prior to the Acquisition. The historical financial statements of Catcher have become the historical financial statements of the Company. Immediately prior to the Acquisition, Catcher closed an asset purchase with LCM Technologies, Inc. (“LCM”) (See Note 6) in which Catcher acquired substantially all of the assets and certain liabilities of LCM. This transaction was accounted for as a reverse merger with the historical financial statements of the acquired business becoming the historical financial statements of Catcher.

The Company’s shareholders have approved an amendment to the Company’s certificate of incorporation to change the Company’s name to Catcher Holdings, Inc. and effectuate a 1 for 7.2 reverse split, which was effective on June 23, 2005. All share and per share data included in these statements and notes thereto have been adjusted to reflect the reverse split.

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

In its originally filed consolidated financial statements for the year ended December 31, 2005 (including interim periods), the Company recorded as research and development expense the value of shares issued to Ira Tabankin in Catcher Inc. prior to the merger with the Company described in Notes 2 and 6. Subsequent to the issuance of such consolidated financial statements, the Company determined that such shares should not have been recorded at fair value. Rather, since LCM was considered the accounting acquirer, no value was assigned to the shares issued (See Notes 2 and 6).

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

In addition, the Company reclassified $41,345 from acquired research and development expense into interest expense for each of the three- and six-month periods ended June 30, 2005, the nine-month period ended September 30, 2005 (not presented herein) and the year ended December 31, 2005. This amount represents the value of the Catcher, Inc. shares issued to certain promissory note holders as consideration for the release of all claims to certain intellectual property of LCM that collateralized certain defaulted loans to LCM.

A summary of the significant effects of the restatement for the three and six months ended June 30, 2005 and for the period from inception through June 30, 2005 is presented in the tables below.

	June 30, 2005
Balance Sheet	As Reported	As Restated
Additional paid in capital	$9,832,468	$7,845,684
Deficit accumulated during the development stage	(7,553,827)	(5,567,043)

Income Statement	Three Months Ended June 30, 2005 As presented	Three Months Ended June 30, 2005 As restated	6 months Ended June 30, 2005 As presented	6 months Ended June 30, 2005 As restated	Inception to date As presented	Inception to date As restated
Research and Development Expense	$2,946,872	$650,096	$2,972,637	$675,861	$3,620,110	$1,323,334
Selling General and Administrative	3,783,580	529,096	3,838,622	584,938	3,939,515	685,831
Acquired Research and Development	—	—	—	—	—	—
Stock based compensation	—	3,523,131	—	3,523,131	—	3,523,131
Operating loss	(6,730,452)	(4,702,323)	(6,811,259)	(4,783,930)	(7,559,625)	(5,532,296)
Interest income (expense), net	6,598	(34,747)	6,598	(34,747)	6,598	(34,747)
Loss from operations	(6,723,854)	(4,737,070)	(6,804,661)	(4,818,677)	(7,553,027)	(5,567,043)
Income Taxes	—	—	800	—	800	—
Net Loss	(6,723,854)	(4,737,070)	(6,805,461)	(4,818,677)	(7,553,827)	(5,567,043)
Loss per share:
Basic & Diluted	(1.79)	(0.70)	(1.79)	(1.07)	—	(1.78)
Weighted-average number of shares outstanding—Basic and Diluted:	3,739,976	6,746,746	3,739,976	4,498,540	928,818	3,126,888

Statement of Cash Flows	6 months ended June 30, 2005 As presented	6 months ended June 30, 2005 As restated	Inception to date As presented	Inception to date As restated
Net Loss	(6,805,461)	(4,818,677)	(7,553,827)	(5,567,043)
Non-cash compensation	5,551,707	3,506,101	5,551,707	3,506,101
Warrants issued to consultants	—	17,030	—	17,030
Non-cash interest expense	—	41,345	—	41,345
Net cash used by operating activities	(1,862,960)	(1,863,407)	(1,892,596)	(1,893,043)
Issuance of Common Stock to UST	—	17	—	17
Issuance of Common Stock and warrants	4,293,260	4,293,690	4,293,260	4,293,690
Cash provided by financing activities	4,263,260	4,263,707	4,263,260	4,293,707

(4)	GOING CONCERN

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

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation for employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company had elected the disclosure only treatment of the fair value recognition provisions of Financial Accounting Standards Board Statement (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure to stock-based employee compensation. In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment. SFAS No. 123(R) amends SFAS No. 123. The Company will be required to adopt FAS 123(R) in the first fiscal quarter of 2006 and does not expect it to have a material impact on its future results of operations.

The Chief Financial Officer was granted, subject to shareholder approval, options to purchase 918,000 shares of common stock of the Company at an exercise price of $3.74 vesting over three years in three separate tranches consisting of (1) a first tranche of 580,000 shares, 25% of which vests on June 16, 2005 with the remaining 75% vesting monthly, pro rata each month, over the three year period following June 16, 2005, (2) a second tranche of 193,000, 25% of which vests on June 16, 2006, with the remaining 75% vesting monthly, pro rata each month, over the three year period following June 16, 2006 and (3) a third tranche of 145,000 shares, 25% of which vests on June 16, 2007 with the remaining 75% vesting monthly, pro rata each month, over the three year period following June 16, 2007. If there is a “Change of Control” of the Company (as that term is defined in an agreement between the Company and the CFO), all unvested options will immediately vest. However, if the CFO’s employment is terminated without Cause or for Good Reason (as each of those terms are defined in the Employment Agreement), any unvested options in a tranche that had commenced to vest shall immediately vest. The grant of options are subject to stockholder approval of a stock option plan of the Company. If approved, 189,708 options would have vested as of June 30, 2005. The Company will determine the fair value of the option when the measurement date has occurred, and in accordance with Financial Accounting Standards Board Interpretation No. 44 will record that value as compensation expense in the period the option is deemed granted.

(6)	LCM MERGER

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

Prior to the LCM Merger, Catcher issued the equivalent of 6,218,739 shares of Common Stock pursuant to subscription agreements for $0.001 per share and in exchange for property from a founder and future services of the newly hired members of management and certain consultants of Catcher. The subscription agreements were contingent upon the closing of the UST Merger and a private placement of at least $4,500,000 (See Note 7). Both conditions were satisfied on May 4, 2005 and the shares were issued and then exchanged for shares of UST (see Note 2).

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

The shares issued to three consultants (See Note 9) and an outside service provider were issued primarily for services rendered to Catcher. The Company determined that performance, as defined in EITF 96-18 “Accounting for Equity Instruments That are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services”, was completed on May 4, 2005. The value of the 1,466,792 shares of $1,305,445 has been recorded as non-cash consulting expense in the accompanying statement of operations on May 4, 2005 as the shares were fully vested and non-forfeitable on that date.

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

(7)	EQUITY TRANSACTIONS

On May 4, 2005, Catcher sold in a private placement, 4,500,386 shares of common stock and warrants to purchase an additional 4,500,386 shares of common stock to private investors for net proceeds of $4,293,691 (“Private Placement”). The warrants vested immediately and expire in May of 2015. The warrants have exercise prices ranging from $1.00 to $1.50. The warrants are callable at the exercise price by the Company upon completing certain milestones defined in the agreement. The warrants were exchanged by the Company in the Acquisition.

The Registration Rights Agreement to the Private Placement, provided that the Company would incur penalties if it failed to file a registration statement within 90 days of the Private Placement (“Filing Deadline”). The Company may also incur penalties in the event that, due to the fault of the Company, its registration statement is not deemed effective by the Securities and Exchange Commission within 180 days of the Private Placement. Prior to the Filing Deadline, the Company filed the registration statement on August 1, 2005.

(8)	EMPLOYMENT AGREEMENTS

Catcher entered into an employment agreement with its Chief Executive Officer, Chief Technology Officer and Chairman, Chief Financial Officer of Catcher and the Vice President — Engineering. The employment agreements expire at various times through 2008. In conjunction with agreements the Company paid $55,000 in signing bonuses. The agreements provide for aggregate salaries of $816,000 per year.

(9)	CONSULTING AGREEMENTS

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

The accompanying management’s discussion and analysis of financial condition and results of operations and plan of operation gives effect to the restatement of our consolidated financial statements for the three and six months ended June 30, 2005. See Note 3 to our condensed consolidated financial statements.

Catcher Holdings, Inc., a Delaware corporation and its subsidiaries (the “Company”) has included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company’s business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenue growth, collaborative agreements, future expense growth, future credit exposure, earnings before interest, taxes, depreciation and amortization, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements.

Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as “Risk Factors” in other filings by the Company with the Securities and Exchange Commission (the “SEC”) including the Form 8-K Amendment No. 1, filed with the SEC on July 15, 2005 and the Form SB-2 filed with the SEC on August 1, 2005. Such factors may also cause substantial volatility in the market price of the Company’s Common Stock. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events

CORPORATE BACKGROUND

CATCHER HOLDINGS, INC.

The Company was incorporated under the laws of the state of Delaware on August 25, 1998. In a merger agreement dated May 20, 1999, the Company merged with and into Woodland Communications Group, Inc. and thereafter on June 3, 1999, Woodland Communications Group, Inc. changed its name to U.S. Telesis Holdings, Inc (“UST”). Following the acquisition by UST, effective June 23, 2005, the Company changed its name to Catcher Holdings, Inc.

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

On March 1, 2001, the State of Delaware revoked the UST’s charter for failure to file its annual report with the State of Delaware for the years 1999 and 2000 and to pay its franchise tax for those years. On May 29, 2003, UST filed a Form 10SB with the SEC to become a reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”). UST amended the Form 10SB in July, 2003. UST’s charter in the State of Delaware was revived on March 31, 2005 and franchise taxes due were paid with penalties and interest.

UST’s plan was to identify and complete a merger or acquisition primarily in consideration of the issuance of shares of its capital stock with a private entity whose business presents an opportunity for the our stockholders. Consistent with that plan, effective May 4, 2005, the UST acquired 100% of the outstanding stock of Catcher, a Delaware corporation (“Catcher”) through a series of stock exchanges with the shareholders of Catcher pursuant to which Catcher became the Company’s wholly-owned subsidiary (the “Acquisition”). The Company’s principal business became the ownership of Catcher, which acts as the Company’s operating subsidiary.

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

PLAN OF OPERATIONS

From inception to date, Catcher has been primarily involved in organizational activity, negotiating vendor and personnel contracts, making arrangements for the commercial use and deployment of the CATCHER(TM) technology and preliminary development of its initial customer base. Catcher intends to negotiate for long-term original equipment manufacturer (“OEM”) and value added reseller (“VAR”) contracts with potential customers. Under these, Catcher expects to deliver product for the benefit of its customers and various end-users.

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

Catcher expects to incur significant expenses without generating any revenue, at least through commencing production, which is not anticipated before early 2006. For the year to date, through July 15, 2005, Catcher has spent approximately $2,237,000 on research and development, general and administrative expenses, and other working capital requirements, which includes the assumed liabilities of LCM which at the time of the acquisition totaled approximately $836,000.

Catcher expects to begin to generate revenues during early 2006, based solely from the sale of CATCHER(TM) devices. Under the terms of Catcher’s anticipated OEM and VAR agreements, Catcher anticipates sharing revenue with its customers depending on customer and end-user requirements and the deployment model adopted by the parties.

Under current plans, Catcher will need approximately $3,000,000 of additional capital to continue its development operations and other working capital needs during the next 12 months, excluding amounts that may be necessary to fund initial production of the Catcher units. Catcher anticipates that funding for these expenditures will come principally from the proceeds of exercise of outstanding warrants.

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

EXPENSES AND CAPITAL EXPENDITURES

Catcher’s operating expenses for the period from March 31, 2004 (inception) through June 30, 2005 were comprised of general and administrative expenses, research and development and the assumption and payment of certain liabilities of LCM Technologies, Inc. from which certain assets were acquired relating to Catcher’s business. Catcher expects to incur significant additional expenses before generating any revenue, at least through the completion of the initial production unit of the CATCHER(TM) device which is not anticipated before November, 2005. Operating expenses, including primarily research and development expenses and general and administrative expenses were approximately $1,200,000 for the quarter ended June 30, 2005. Expenses are expected to increase significantly as Catcher adds employees to support its research and development, marketing and business development efforts.

General and administrative expenses include all corporate and administrative functions that serve to support Catcher’s current and future operations and provide an infrastructure to support future growth. Major items in this category include compensation and benefits for management and staff, travel related expenses, professional services, and other miscellaneous expenses.

Catcher’s principal expenditures have been for purposes of research and development, general and administrative purposes, and other working capital needs. Catcher anticipates such expenditures of approximately $1,600,00 and $965,000 in the third and fourth quarter of 2005 respectively, and anticipates continuing levels of ongoing research and development and other working capital requirements in the future.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

In addition to the transitional nature of revenues and expenditures resulting from Catcher’s status as a development stage company, Catcher expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside of its control. Those factors that may adversely affect Catcher’s quarterly operating results include: (i) its ability to attract new customers at a steady rate; (ii) the announcement or introduction of products by its potential competitors; (iii) increase in the cost of inputs from suppliers; (iv) the amount and timing of operating costs and capital expenditures relating to expansion of Catcher’s business, operations, and infrastructure; (viii) government regulation; and (ix) general economic conditions and economic conditions specific to the security products industry.

Due to the foregoing factors, in one or more future quarters, Catcher’s operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of Catcher’s common stock would likely be materially adversely affected.

ACCOUNTING PRINCIPLES

Below is a brief description of basic accounting principles which the Company has adopted in determining its recognition of revenues and expenses.

REVENUE RECOGNITION

Sales revenue will be recognized as products are delivered to the Company’s customers. The Company may also collect license fees for the right to sell the CATCHER(TM) device. Rates for such licenses are yet to be established. The Company is in its development phase and has no existing customers.

The Company intends to recognize revenue in accordance with the SEC (SEC) Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” as updated by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions have not been previously demonstrated, revenues are recognized upon acceptance.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s only source of liquidity is the cash generated from the private offering of the Company’s stock immediately prior to the Acquisition. The Company’s principal uses of cash have been for research and development and general and administrative expenses.

The Company currently has outstanding Series A Warrants and Series B Warrants to purchase an aggregate of 4,500,386 shares of its common stock (the “Warrants”). There are 2,250,193 Series A Warrants outstanding. Each Series A Warrant will entitle the holder to purchase one share of the common stock of the Company at $1.50 per share (the “Series A Exercise Price”), exercisable for a period of five years. Once the common stock, issuable upon exercise of the Warrants, is registered with the SEC, the Series A Warrants may be called by the Company upon notice to the warrant holder from time to time at any time that the common stock closes at or above $2.50 per share for ten (10) consecutive trading days at an average volume of 40,000 shares per day during the ten-day trading period, provided that, within twenty (20) business days after the date of such notice, the warrant holder will have the right to exercise, under the terms and conditions of the Series A Warrants, all or a part (but not less than 25%) of the Series A Warrants held at the Series A Exercise Price. From and after the expiration of such twenty (20) business day notice, the Company may repurchase all Series A Warrants then held for a purchase price of $.01 per Series A Warrant unless and to the extent that the Series A Warrant holder first exercises Series A Warrants at the Series A Exercise Price.

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

The Company also has outstanding a warrant to purchase 65,000 shares of its common stock issued to Jeff Gilford, the Company’s current Chief Financial Officer, for an exercise price of $3.74 per share and a warrant to purchase 20,000 shares of its common stock to Stanley Blackburn for an exercise price of $3.74 per share, each of which was issued in connection with accounting and advisory services rendered by Blackford Partners.

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

In light of the limited shareholders’ equity as well as the lack of the Company’s operating history, there can be no assurance that the Company will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all, to fund the development of its business. In any of such events, the Company’s business growth and prospects would be materially and adversely affected. As a result of any such financing, the holders of the common stock may experience substantial dilution.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Increases in interest rates will affect the cost of financing and may affect the Company’s ability to obtain favorable financing terms in order to grow as anticipated.

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

RECENTLY ISSUED ACCOUNTING STANDARDS AND CRITICAL ACCOUNTING POLICIES

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). Previously, APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 when such a change arises after the effective date of January 1, 2006.

In December 2004, the FASB issued SFAS No. 123(R), SHARE-BASED PAYMENT. SFAS No. 123(R) amends SFAS No. 123 to require that companies record as expense the effect of equity-based compensation, including stock options over the applicable vesting period. We currently disclose the effect on income that stock options would have were they recorded as expense. SFAS No. 123(R) also requires more extensive disclosures concerning stock options than required under current standards. The new rule applies to option grants made after a company’s adoption of the standard, as well as options that are not vested at the date of adoption. SFAS No. 123(R) becomes effective in our case not later than the beginning of the fiscal year that begins after December 15, 2005. We do not currently expect to elect early adoption of this standard and have not determined whether we will apply this new standard prospectively in the first quarter of 2006, retroactively from the beginning of 2006, or on a restated basis for all prior periods on a comparable basis. We do not expect that the adoption of SFAS No. 123(R) will have a material impact on our future results of operations.

ITEM 3.	CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “EXCHANGE ACT”)), the Chief Executive and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective for ensuring that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission’s rules and forms. The Company also concluded that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

In July 2006 we received comments from the SEC staff in relation to Amendment No. 1 to our Registration Statement on Form SB-2. After considering the staff’s comments, our management and the Audit Committee of the Company’s Board of Directors concluded that we needed to restate certain of our consolidated financial statements to correct an error in the application of accounting principles with respect to the accounting for acquired research and development. Such restatement is described in more detail in Note 3 to our Consolidated Financial Statements included in our Quarterly Report on Form 10-QSB/A for the quarter June 30, 2005. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer reviewed and reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report, notwithstanding the error requiring the restatement. This was based on their conclusion that the error was not indicative of inadequate disclosure controls and procedures.

PART II

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATCHER HOLDINGS, INC.

Date: September 29, 2006	By:	/s/ Charles Sander
Name: Charles Sander
Title: Chief Executive Officer (Principal Executive Officer)

September 29, 2006	By:	/s/ Debra Hoopes
Name: Debra Hoopes
Title: Chief Financial Officer (Principal Accounting Officer)