Form 10QSB/A
period 2005-09-30
CATCHER HOLDINGS, INC
filed 2006-10-02
CIK 1230802

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

EXPLANATORY NOTE

Catcher Holdings, Inc. (the “Company”), is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 to reflect the restatement of its previously issued financial statements to correct an error in the application of accounting principles with respect to the accounting for acquired research and development.

The information contained in this Amendment, including the financial statements and the notes hereto, amends only Items 1, 2 and 3 of Part I of the Company’s originally filed Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 and no other items in its originally filed Form 10-QSB are amended hereby. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-QSB. Except for the restatement, this Form 10-QSB/A does not materially modify or update other disclosures in the original Form 10-QSB, including the nature and character of such disclosure to reflect events occurring after November 9, 2005, the filing date of the original Form 10-QSB. Accordingly this Form 10-QSB/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

		PAGE
PART I. Financial Information		4

Item 1.	Consolidated Financial Statements
	Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 and 2004 and Period from Inception (March 31, 2004) to September 30, 2005 (Unaudited)	4
	Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 and Period from Inception (March 31, 2004) to September 30, 2005 (Unaudited)	6
	Consolidated Statements of Shareholders’ Equity (Deficit) for the Period from Inception (March 31, 2004) to September 30, 2005	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Controls and Procedures	30

PART II
Item 6	Exhibits	32

SIGNATURES		33

CERTIFICATIONS AND EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					PERIOD FROM INCEPTION (MARCH 31, 2004) TO SEPTEMBER 30, 2005
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004
			(UNAUDITED)		(UNAUDITED)
			AS RESTATED SEE NOTE 3		AS RESTATED SEE NOTE 3
Net revenue	$—	$—	$—	$—	$—
Operating expenses:
Research and development	785,613	63,294	1,461,474	311,172	2,108,947
Selling, general and administrative	832,590	12,685	1,417,528	89,633	1,518,421
Stock-based compensation(1) and consulting expense, on stock issued primarily to related parties	—	—	3,523,131	—	3,523,131

Operating loss	(1,618,203)	(75,979)	(6,402,133)	(400,805)	(7,150,499)
Interest income (expense)	8,906	—	(25,841)	—	(25,841)

Loss from operations before income taxes	(1,609,297)	(75,979)	(6,427,974)	(400,805)	(7,176,340)
Income taxes	—	—	—	—	—

Net loss	$(1,609,297)	$(75,979)	$(6,427,974)	$(400,805)	$(7,176,340)

Net loss per share:
Basic & Diluted	$(0.13)	$(0.03)	$(0.90)	$(0.18)	$(1.53)

Weighted-average number of shares outstanding - Basic and Diluted:	12,500,433	2,232,333	7,168,765	2,232,333	4,700,549
(1) The following summarizes the allocation of stock based compensation
Research and development expenses	$—	$—	$268,647	$—	$268,647
Selling, general and administrative expenses	—	—	3,254,484	—	3,254,484

Total	—	—	$3,523,131	—	$3,523,131

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
	(UNAUDITED)
	As Restated See Note 3
ASSETS
Current Assets:
Cash and cash equivalents	$1,242,569	$364
Prepaid expenses and other current assets	20	—

Total current assets	1,242,589	364
Property, plant and equipment, net	8,062	—
TOTAL ASSETS	$1,250,651	$364

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$81,875	$718,730
Notes payable	—	30,000
Accrued and other current liabilities	486,932	—

Total current liabilities	568,807	748,730

TOTAL LIABILITIES	568,807	748,730
Shareholders' Equity (Deficit):
Common shares, $0.001 value, 50,000,000 shares authorized; 12,500,433 and 2,232,333 shares outstanding, respectively	12,500	2,232
Preferred shares, $0.001 par value, 1 million shares authorized; 1 and 0 shares outstanding, respectively	—	—
Additional paid in capital	7,845,684	(2,232)
Accumulated deficit	(7,176,340)	(748,366)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	681,844	(748,366)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$1,250,651	$364

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30, 2005	NINE MONTHS ENDED SEPTEMBER 30, 2004	PERIOD FROM INCEPTION (MARCH 31, 2004) TO SEPTEMBER 30, 2005

	(UNAUDITED)		(UNAUDITED)
	AS RESTATED SEE NOTE 3		AS RESTATED SEE NOTE 3
Cash flows from operating activities:
Net loss	$(6,427,974)	$(400,805)	$(7,176,340)
Adjustments to reconcile net cash used in operating activities:
Depreciation	366		366
Non-cash stock-based compensation and consulting expense	3,506,101	—	3,506,101
Warrants issued in connection with consulting contract	17,030		17,030
Non-cash interest expense	41,345		41,345
Changes in assets and liabilities:
Other Assets	(20)	—	(20)
Accounts payable	(636,854)	372,102	81,876
Accrued expenses and other liabilities	486,932	—	486,932

Net cash used in operating activities	(3,013,074)	(28,703)	(3,042,710)
Cash flows from investing activities:
Capital expenditures, net	(8,428)	—	(8,428)
Cash flows from financing activities:
Issuance (repayment) of short-term debt	(30,000)	30,000	—
Proceeds from issuance of Common Stock and warrants net of in issuance costs	4,293,690		4,293,690
Proceeds from issuance of Common Stock	17	—	17

Net cash provided by financing activities	4,263,707	30,000	4,293,707

Net increase in cash and cash equivalents	1,242,205	1,297	1,242,569
Cash and cash equivalents at beginning of period	364	—	—

Cash and cash equivalents at end of period	$1,242,569	$1,297	$1,242,569

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

PERIOD FROM INCEPTION (MARCH 31, 2004) TO SEPTEMBER 30, 2005

	Number of Shares of Preferred Stock	Preferred Stock $0.0001 par value	Number of Shares of Common Stock	Common Stock $0.0001 par value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Balance at Inception(1)	1	$—	2,232,333	$2,232	$(2,232)	$—	$—
Net loss	—	—	—	—	—	(748,366)	(748,366)

Balance at 12/31/04	1	$—	2,232,333	$2,232	$(2,232)	$(748,366)	$(748,366)
Issuance of convertible preferred stock to employees and consultants on April 21, 2005(2)	454,735	455	—	—	3,236,813	—	3,237,268
Issuance of Common Stock for services and interest expense on April 21, 2005(2)	—	—	348,515	349	309,830	—	310,179
Issuance of Common Stock and warrants to private investors on May 4, 2005	—	—	4,500,386	4,500	4,289,190	—	4,293,690
Issuance of Common Stock to U.S. Telesis Holdings, Inc. shareholders on May 4, 2005	—	—	1,781,295	1,781	(1,764)	—	17
Conversion of convertible preferred stock to Common Stock on June 23, 2005(2)	(454,735)	(455)	3,637,904	3,638	(3,183)	—	—
Issuance of warrants to consultants on June 23, 2005	—	—	—	—	$17,030	—	17,030
Net loss (2)	—	—	—	—	—	(6,427,974)	(6,427,974)

Balance at 9/30/05 (2)	1	$—	12,500,433	$12,500	$7,845,684	$(7,176,340)	$681,844

(1)	The Common Share amount represents common stock issued to the sole owner of LCM Technologies, Inc. upon the conversion of his preferred stock on June 23, 2005 as if they were outstanding at the inception of LCM Technologies, Inc. Ira Tabankin was issued 279,043 shares of Convertible Preferred Stock on April 21, 2005, of which 279,042 were converted on June 23, 2005 into 2,232,333 shares of Common Stock. Mr. Tabankin still holds one share of Convertible Preferred Stock.
(2)	As Restated See Note 3

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

On May 4, 2005, the Company acquired 100% of the outstanding stock of Catcher, Inc. (“Catcher”) in exchange for 4,848,875 shares of the Company’s Common Stock and 733,778 shares of its Series A preferred stock which are convertible into 5,870,245 shares of the Company’s Common Stock (the “Acquisition”). On June 23, 2005, all but one share of the issued and outstanding Series A Preferred Stock was automatically converted to Common Stock simultaneously with the effectiveness of the filing of an amended and restated certificate of incorporation changing the Company’s name to Catcher Holdings, Inc. and providing for a 1 for 7.2 reverse stock split in respect of the Company’s issued and outstanding Common Stock. In addition, on May 4, 2005, the Company assumed Catcher Inc.’s obligations under its issued and outstanding warrants to purchase an aggregate of 4,500,386 shares of Common Stock.

Catcher was organized in Delaware on April 20, 2005 principally to acquire the assets of LCM Technologies, Inc. and to operate the business of developing, manufacturing and distributing a portable, ruggedized, wireless handheld security device (the “CATCHER(TM) device”). LCM Technologies, Inc. was organized in Delaware on March 31, 2004. Pursuant to an asset purchase agreement between the Company and LCM Technologies, Inc. (“LCM”), Catcher purchased certain assets and assumed certain liabilities (such assets and liabilities as acquired by Catcher, Inc. herein referred to as LCM Holdings) of LCM and its founder, Ira Tabankin, relating to the CATCHER(TM) device and the business of LCM (See Note 6 for description of asset purchase).

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

As a result, the Company’s consolidated financial statements for the year quarter ended September 30, 2005 have been restated.

The impact of this correction of an error was a reduction in acquired research and development expense in the Company’s Statement of Operations by $1,986,784 for the nine months ended September 30, 2005. Consequently, the additional paid in capital and deficit accumulated during the development stage originally recorded in the consolidated balance sheets as of September 30, 2005 were overstated by $1,986,784, and have been reduced by that amount in the accompanying restated financial statements. Certain line items in the Company’s consolidated statement of cash flows and statement of shareholders’ equity have been restated as a result of the correction of an error identified above.

In addition, the Company reclassified $41,345 from acquired research and development expense into interest expense for the quarter ended September 30, 2005. This amount represents the value of the Catcher, Inc. shares issued to certain promissory note holders as consideration for the release of all claims to certain intellectual property of LCM that collateralized certain defaulted loans to LCM.

A summary of the significant effects of the restatement for the quarter ended September 30, 2005 and for the period from inception through September 30, 2005 is presented in the tables below.

	September 30, 2005
Balance Sheet	As Reported	As Restated
Additional paid in capital	$9,832,468	$7,845,684
Deficit accumulated during the development stage	(9,163,125)	(7,176,340)

Income Statement	9 months ended September 30, 2005 As presented	9 months ended September 30, 2005 As restated	Inception to date As presented	Inception to date As restated
Selling General and Administrative	1,416,728	1,417,528	1,517,622	1,518,421
Acquired Research and Development	2,028,129	—	2,028,129	—
Operating loss	(8,429,462)	(6,402,133)	(9,177,829)	(7,150,499)
Interest income (expense), net	15,504	(25,841)	15,504	(25,841)
Loss from operations	(8,413,958)	(6,427,974)	(9,162,325)	(7,176,340)
Income Taxes	800	—	800	—
Net Loss	(8,414,758)	(6,427,974)	(9,163,125)	(7,176,340)
Loss per share:
Basic & Diluted	(1.47)	(0.90)	(3.19)	(1.53)
Weighted-average number of shares outstanding—Basic and Diluted:	5,742,982	7,168,765	2,871,491	4,700,549

Statement of Cash Flows	9 months ended September 30, 2005 As presented	9 months ended September 30, 2005 As restated	Inception to date As presented	Inception to date As restated
Net Loss	(8,414,758)	(6,427,974)	(9,163,125)	(7,176,340)
Acquired Research and Development	2,028,129	—	2,028,129	—
Non-cash interest expense	—	41,345	—	41,345

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

Effective as of June 24, 2005, the Company granted to Jeff Gilford, the Company’s Chief Financial Officer, an option to purchase 918,000 shares of the Company’s Common Stock at an exercise price of $3.74 per share. This option was granted pursuant to the terms of a Notice of Stock Option Award (including a Stock Option Agreement) outside of any stock incentive plan of the Company. In addition to the other terms set forth in the Notice of Stock Option Award, the “First Tranche” of the Mr. Gilford’s option represents the right to purchase 580,000 shares, 25% of the shares subject to the First Tranche vested on June 16, 2005 (the “Vesting Commencement Date”), and 1/36 of the remaining shares subject to the First Tranche vest on each monthly anniversary of the Vesting Commencement Date, such that the shares subject to the First Tranche will be fully vested three years after the Vesting Commencement Date. The “Second Tranche” of the option represents the right to purchase 193,000 shares, 25% of the shares subject to the Second Tranche vest 12 months after the Vesting Commencement Date and 1/36 of the remaining shares subject to the Second Tranche vest on each monthly anniversary of the Vesting Commencement Date thereafter, such that the shares subject to the Second Tranche will be fully vested four years after the Vesting Commencement Date. The “Third Tranche” of the option represents the right to purchase 145,000 shares, 25% of the shares subject to the Third Tranche vest 24 months after the Vesting Commencement Date and 1/36 of the remaining shares subject to the Third Tranche vest on each monthly anniversary of the Vesting Commencement Date thereafter, such that the shares subject to the Third Tranche will be fully vested five years after the Vesting Commencement Date. The vesting of the shares underlying the option accelerates in certain circumstances relating to the termination of Mr. Gilford’s service to the Company or a change in control of the Company. If approved, 187,110 options would have vested as of September 30, 2005.

On October 24, 2005, the Board approved the form of option agreement evidencing the grant to Mr. Gilford of an option to purchase 918,000 shares of the Company’s Common Stock at an exercise price of $3.74 per share, outside of any stock incentive plan of the Company. The Board had previously approved the option grant to Mr. Gilford on June 24, 2005, but the form of option agreement was not finalized and approved by the Board until October 24, 2005. The Board also clarified on October 24, 2005 that the grant was not subject to stockholder approval. The Company has determined that the measurement date occurred on October 24, 2005, and will record any required compensation expense in accordance with Financial Accounting Standards Board Interpretation No. 44.

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

(7) EQUITY TRANSACTIONS

On May 4, 2005, Catcher sold in a private placement 4,500,386 shares of Common Stock and warrants to purchase an additional 4,500,386 shares of Common Stock to private investors for net proceeds of $4,293,691 (the “Private Placement”). The warrants vested immediately and expire in May of 2015. The warrants have exercise prices ranging from $1.00 to $1.50. The warrants are callable at the exercise price by the Company upon completing certain milestones defined in the agreement. The warrants were assumed by the Company in the Acquisition.

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

(8) EMPLOYMENT AGREEMENTS

Catcher entered into employment agreements with its Chief Executive Officer, Chief Technology Officer and Chairman, Chief Financial Officer and Vice President—Engineering. The employment agreements expire at various times through 2008. In conjunction with agreements the Company paid an aggregate of $55,000 in signing bonuses. The agreements provide for aggregate salaries of $816,000 per year.

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

Catcher entered into a Services Agreement with BlackFord Partners, Inc., dated as of May 6, 2005, whereby BlackFord Partners, Inc. agreed to provide financial and accounting advisory services to Catcher and us at a rate of $75 to $125 per hour depending on the type of services rendered. Pursuant to an Amendment to the Services Agreement, dated as of June 24, 2005, warrants to purchase 85,000 shares of the Company’s Common Stock at an exercise price of $3.74 were issued by the Company to the principals of BlackFord Partners, Inc. Jeff Gilford, the Company’s Chief Financial Officer, is one of the principals of Blackford Partners, Inc. The Company has valued the warrants at $17,030 using the binomial option pricing model and the following assumptions; Stock Price $0.89, Volatility, 80%, Risk Fee Interest Rate 3.37%, Dividends 0%. The value of the warrant is included in selling, general and administrative expense for the three and nine months ended September 30, 2005.

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

(11) SUBSEQUENT EVENTS

ADOPTION OF 2005 STOCK INCENTIVE PLAN AND TERMINATION OF PRIOR PLANS

On October 24, 2005, the Company’s Board of Directors (the “Board”) approved the Company’s 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”). The Company has reserved 2,219,000 shares of the Company’s Common Stock for issuance under the 2005 Stock Incentive Plan, subject to adjustment for a stock split, or any future stock dividend or other similar change in the Company’s Common Stock or capital structure. No awards have yet been granted under the 2005 Stock Incentive Plan and therefore 2,219,000 shares of the Company’s Common Stock remain available for grant. The continuance of the 2005 Stock Incentive Plan is subject to approval of the plan by the Company’s stockholders which must be obtained within 12 months of Board approval date of the 2005 Stock Incentive Plan.

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

ISSUANCE OF SHARES UPON EXERCISE OF SERIES A WARRANTS

From October 21 through October 27, 2005, a total of 22 investors holding Series A warrants to purchase shares of the Company’s Common Stock made a partial exercise of such Series A warrants, purchasing an aggregate of approximately 1,108,000 shares of the Company’s Common Stock in exchange for aggregate proceeds to the Company of approximately $1.66 million. A description of the Series A warrants is contained in the Form 8-K/A that the Company filed on July 15, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-QSB.

The accompanying management’s discussion and analysis of financial condition and results of operations and plan of operation gives effect to the restatement of our consolidated financial statements for the three and six months ended September 30, 2005. See Note 3 to our condensed consolidated financial statements.

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

PLAN OF OPERATIONS

From inception to date, Catcher has been primarily involved in organizational activity, negotiating vendor and personnel contracts, making arrangements for the commercial use and deployment of the CATCHER(TM) technology and preliminary development of its initial customer base. Catcher intends to negotiate value added reseller (“VAR”) and original equipment manufacturer (“OEM”) contracts with potential customers. Catcher’s VARs and OEMs will purchase or license the CATCHER(TM) devices directly from Catcher. To date, no VAR or OEM agreements have been executed.

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

Our costs associated with production of units of the CATCHER(TM) device will be variable based on the units that we decide to have manufactured. Management currently does not anticipate that Catcher will operate its own production facilities. Instead, we intend to outsource production to a third party manufacturer. We have not yet entered into any manufacturing agreements for the production of the CATCHER(TM) device. However, on October 25, 2005 we paid $289,450 to Key Tronic Corporation (“Key Tronic”) in order for Key Tronic to set up an initial production line for the CATCHER(TM) device. The $289,450 payment consisted of $204,950 for Key Tronic to purchase equipment on Catcher’s behalf to set up the production line and $84,500 charge for engineering services to be performed by Key Tronic in connection with setting up the production line.

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

EXPENSES AND CAPITAL EXPENDITURES

Catcher’s principal expenditures have resulted primarily from research and development expenses and general and administrative expenses. Research and development expenses incurred in the design, development and testing of our product include compensation and benefits for management and staff, engineering and consulting services, electronic parts, testing, and other miscellaneous expenses. General and administrative expenses include all corporate and administrative functions that serve to support Catcher’s current and future operations and provide an infrastructure to support future growth. Major items in this category include compensation and benefits for management and staff, travel related expenses, professional services, and other miscellaneous expenses.

For the year to date through September 30, 2005, we have incurred operating expenses totaling approximately $6,402,133, of which approximately $1,461,000 was incurred for research and development, approximately $69,000 for sales and marketing, and approximately $1,348,000 for general and administrative. In addition, Catcher has recognized approximately $3,523,131 of stock based compensation expense. These non-cash expenses resulted from the 3,986,398 shares of Common Stock that Catcher sold before we acquired Catcher, in exchange for property and services from the founders for $0.001 per share. The difference between the fair value of the shares of $0.89 and the price paid resulted in these non-cash related expenses during the three and nine months ended September 30, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is the $4.5 million in proceeds generated from the private offering of shares of Catcher’s stock and Series A and Series B Warrants immediately prior to our acquisition of Catcher. Our principal uses of cash have been for research and development and general and administrative expenses.

From October 21 through October 27, 2005, a total of 22 investors holding Series A Warrants made a partial exercise of such Series A Warrants, purchasing an aggregate of approximately 1,108,000 shares of our common stock in exchange for aggregate proceeds to us of approximately $1.66 million.

We currently have outstanding Series A warrants and Series B warrants to purchase an aggregate of 3,392,360 shares of our common stock (the “Warrants”). There are 1,142,167 Series A Warrants outstanding. Each Series A Warrant will entitle the holder to purchase one share of our common stock at $1.50 per share (the “Series A Exercise Price”), exercisable for a period of five years. Once the common stock issuable upon exercise of the Series A Warrants is registered with the SEC, we may call the Series A Warrants upon notice to the warrant holder from time to time at any time that the common stock closes at or above $2.50 per share for ten (10) consecutive trading days at an average volume of 40,000 shares per day during the ten-day trading period, provided that, within twenty (20) business days after the date of such notice, the warrant holder will have the right to exercise, under the terms and conditions of the Series A Warrants, all or a part (but not less than 25%) of the Series A Warrants held at the Series A Exercise Price. From and after the expiration of such twenty (20) business day notice, we may repurchase all Series A Warrants then held for a purchase price of $0.01 per Series A Warrant unless and to the extent that the Series A Warrant holder first exercises Series A Warrants at the Series A Exercise Price.

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

Based on our current operating plan, we anticipate that we will require approximately a range of $10 million to $15 million of additional capital over the next 12 months. Our most significant anticipated costs during the next 12 months are described above under “Plan of Operations.” We anticipate that the additional capital will come principally from the proceeds from exercise of some or all of the outstanding warrants described above, customer deposits, working capital generated from unit sales, debt financing, vendor credit terms, or sale of securities.

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

Catcher has no operating history on which to base an evaluation of its business and prospects. To date, Catcher has engaged primarily in finalizing its business plan, securing rights to essential technology, research and development, and making arrangements necessary to begin operations. Catcher has not yet initiated discussions with prospective customers or strategic business partners, other than preliminary discussions with potential value-added resellers (“VARs”) and third-party manufacturers. Our prospects must be considered in light of the risks frequently encountered by a start-up technology company formed to engage in a relatively new, potentially highly competitive industry.

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

CATCHER MAY BE UNABLE TO ADAPT TECHNOLOGY TRENDS OR EVOLVING INDUSTRY STANDARDS WHICH WOULD IMPEDE CATCHER’S ABILITY TO SUCCESSFULLY DEVELOP AND SELL NEW PRODUCTS.

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

IF WE ARE UNABLE TO SUCCESSFULLY RESOLVE OUR DISAGREEMENT WITH PROJECT PERFORMANCE CORP. (“PPC”), OUR FINANCIAL RESULTS COULD BE MATERIALLY AND ADVERSELY IMPACTED.

LCM had previously discussed with PPC limiting the scope of the teaming arrangement between LCM and PPC to cooperation on the development of a proposal for the Technical Support Working Group (“TSWG”), and LCM’s principal believed they he had signed such an agreement with PPC. After the formation of Catcher, PPC was asked to prepare a duplicate of the teaming agreement it had previously entered into with LCM, and to submit it to us for execution. PPC provided a form agreement to us which, according to its terms, conferred on PPC the right to act as the “exclusive reseller, systems integrator and program manager in connection with all sales of the CATCHER(TM) device (including any modifications and/or improvements thereto and any derivations thereof) to any governmental agency or entity (including, without limitation, any federal, state, local and quasi-governmental agency) or to any other company or entity that provides transportation, telecommunications and/or security-related services.” Believing that the agreement presented to us by PPC was identical to what was believed to be the non-exclusive agreement between LCM and PPC relating solely to TSWG, we signed the agreement provided by PPC, which contains the exclusivity provisions quoted above. A search for the agreement between LCM and PPC revealed an unsigned version of the TSWG-specific agreement, which reinforced the belief that PPC had submitted to us a contract with exclusivity provisions instead of what was believed to be the narrowly focused agreement that PPC had with LCM.

When PPC claimed to have exclusive rights, we objected, based on our belief that PPC’s rights were limited in scope to development activity in connection with TSWG. In the course of negotiations with PPC, PPC produced what it represented to be a signed copy of the agreement it had with LCM containing exclusivity provisions that are identical to those contained in the signed agreement between PPC and us. We have reached an agreement in principle with PPC to resolve the dispute by declaring null and void all prior agreements and purported agreements between Catcher and PPC in exchange for the payment by Catcher to PPC of $50,000, payable over a period of time to be determined with reference to the achievement by Catcher of certain production milestones, with an outside final payment date of not later than September 30, 2006. Catcher is optimistic that its differences with PPC will be resolved in this manner within the near term. If that does not occur, we believe that Catcher may be entitled to terminate the purported existing agreement with PPC pursuant to its own terms, which entitle Catcher to terminate the agreement on 60 days’ notice if Catcher determines in good faith that it is not receiving the benefits it expected to receive in connection with the Agreement.

If PPC were to prevail in any attempt to enforce the teaming agreement with exclusivity provisions, and if Catcher’s exercise of its termination rights were found to be legally ineffective,

PPC’s continued involvement would be required in order for us to sell our products directly or indirectly to a significant part of our potential customer base. This result would materially increase our cost structure and would likely have a material adverse effect on our financial condition, results of operations and future prospects.

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

As described above under “Liquidity and Capital Resources,” we have issued and outstanding warrants to purchase the common stock. Under certain circumstances certain of those warrants are callable by us. There can be no assurance that our right to call the warrants will be triggered or that the holders of such warrants will exercise the warrants.

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

COMPETITION FROM A MYRIAD OF SOURCES COULD ADVERSELY AFFECT US.

Many of the aspects of our business are currently and potentially highly competitive. We will compete with numerous other companies in different segments of the security market with the financial and technological ability to compete with us. Moreover, it is possible that the Patent, if it issues, will not provide Catcher with adequate protection from companies capable of circumventing it. In addition, the Patent is not based on technological innovation in any particular function of the CATCHER(TM) device, but rather on its total functional concept. This concept could be copied or improved upon by competitors over a period of time that may be short. Many of these potential competitors have substantially greater capital and other resources than we do and many are better situated to attract experienced technical and other personnel. Our current competitive edge in large part depends upon the extensive knowledge of Catcher’s management team in creating and thus far developing the CATCHER(TM) device and in its relationships with the Catcher’s strategic partners and potential customer base. While we believe that this is a significant competitive advantage, it is not one that depends upon any resource that is unique to us. If we were to lose this competitive advantage, such loss would have a material adverse effect on our business prospects, financial condition and results from operations.

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

OUR COMMON STOCK IS CONSIDERED TO BE “PENNY STOCK.”

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

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 (“Rule 144”) promulgated under the Securities Act of 1933, as amended (the “Securities Act of 1933”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company who has satisfied a two-year holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

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

In July 2006 we received comments from the SEC staff in relation to Amendment No. 1 to our Registration Statement on Form SB-2. After considering the staff’s comments, our management and the Audit Committee of the Company’s Board of Directors concluded that we needed to restate certain of our consolidated financial statements to correct an error in the application of accounting principles with respect to the accounting for acquired research and development. Such restatement is described in more detail in Note 3 to our Consolidated Financial Statements included in our Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2005. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer reviewed and reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report, notwithstanding the error requiring the restatement. This was based on their conclusion that the error was not indicative of inadequate disclosure controls and procedures.

(b) CHANGES IN INTERNAL CONTROLS. There was no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6.	EXHIBITS.

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATCHER HOLDINGS, INC.

Date: September 29, 2006	By:	/s/ Charles Sander
Name: Charles Sander
Title: Chief Executive Officer (Principal Executive Officer)

Date: September 29, 2006	By:	/s/ Debra Hoopes
Name: Debra Hoopes
Title: Chief Financial Officer (Principal Financial and Accounting Officer)