Form 10QSB/A
period 2006-03-31
CATCHER HOLDINGS, INC
filed 2006-10-04
CIK 1230802

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

EXPLANATORY NOTE

Catcher Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 to reflect the restatement of its previously issued financial statements to correct an error in the application of accounting principles with respect to the accounting for acquired research and development.

The information contained in this Amendment, including the financial statements and the notes hereto, amends only Items 1 and 3 of Part I of the Company’s originally filed Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 and no other items in its originally filed Form 10-QSB are amended hereby. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-QSB. Except for the restatement, this Form 10-QSB/A does not materially modify or update other disclosures in the original Form 10-QSB, including the nature and character of such disclosure to reflect events occurring after April 26, 2006, the filing date of the original Form 10-QSB. Accordingly this Form 10-QSB/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

Page
PART I. Financial Information	4
Item 1. Consolidated Financial Statements
Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 and Period from Inception (March 31, 2004) to March 31, 2006 (Unaudited)	4
Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005	5
Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 and Period from Inception (March 31, 2004) to March 31, 2006 (Unaudited)	6
Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2006 and for the Period from Inception (March 31, 2004) to March 31, 2006	7
Notes to Consolidated Financial Statements	8
Item 3. Controls and Procedures.	16

PART II. Other Information	17
Item 6. Exhibits	17

SIGNATURES	18

CERTIFICATIONS AND EXHIBITS

PART I. FINANCIAL INFORMATION

Item I – Consolidated Financial Statements

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Period from Inception (March 31, 2004) to March 31, 2006
	March 31, 2006	March 31, 2005
			As Restated See Note 3
Net revenue	$—	$—	$—
Operating expenses:
Research and development expenses	615,717	25,765	3,474,322
Selling, general and administrative expenses	712,728	55,842	3,095,885
Stock-based compensation(1) and consulting expense, on stock issued primarily to related parties	228,495	—	3,867,989

Operating loss	(1,556,940)	(81,607)	(10,438,196)
Financing costs	(1,073,462)	—	(1,073,462)
Interest income	12,824	—	(3,873)

Loss from operations before income taxes	(2,617,578)	(81,607)	(11,515,531)
Income taxes	—	—	—

Net loss	$(2,617,578)	$(81,607)	$(11,515,531)

Loss per share:

Basic & Diluted	$(0.18)	$(0.04)	$(1.64)

Weighted-average number of shares outstanding – Basic and Diluted:	14,429,746	2,232,333	6,983,216

(1) The following summarizes the allocation of stock based compensation.
Research and development expenses	$—	$—	$268,647
Selling, general and administrative expenses	228,495	—	3,599,342

Total	$228,495	$—	$3,867,989

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited) As Restated See Note 3	As Restated See Note 3
Assets
Current Assets:
Cash and cash equivalents	$5,094,683	$913,182
Prepaid expenses and other current assets	1,408,946	566,671

Total current assets	6,503,629	1,479,853
Fixed Assets, net	841,589	320,862
Deposits	14,904	4,857

Total Assets	$7,360,122	$1,805,572

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$370,983	$463,470
Accrued and other current liabilities	613,987	647,703

Total current liabilities	984,970	1,111,173

Total Liabilities	984,970	1,111,173

Shareholders’ Equity:
Common Stock, $0.001 value, 50,000,000 shares authorized; 17,139,718 and 13,578,970 shares outstanding, respectively	17,139	13,578
Preferred Stock, $0.001 par value, 1 million shares authorized; 1 share outstanding	—	—
Additional paid in capital	17,873,544	9,578,774
Deficit accumulated during the development stage	(11,515,531)	(8,897,953)

Total Shareholders’ Equity	6,375,152	694,399

Total Liabilities and Shareholders’ Equity	$7,360,122	$1,805,572

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Period from Inception (March 31, 2004) to March 31, 2006
	March 31, 2006	March 31, 2005
			As Restated See Note 3
Cash Flows From Operating Activities:
Net loss	$(2,617,578)	$(81,607)	$(11,515,531)
Adjustments to reconcile net cash provided by operating activities:
Depreciation	2,111	—	3,267
Non-cash stock-based compensation expense	228,495	—	3,850,959
Warrants issued in connection with consulting contract	—	—	17,030
Non-cash interest expense	—	—	41,345
Non-cash financing costs	1,073,462	—	1,073,462
Changes in assets and liabilities:
Prepaid expenses and other assets	(842,275)	—	(1,408,946)
Other Assets	(10,047)	—	(14,904)
Accounts payable	(92,487)	81,403	370,983
Accrued and other liabilities	(33,716)	—	613,987

Net cash used in operating activities	(2,292,035)	(204)	(6,968,348)
Cash Flows Used In Investing Activities:
Capital expenditures, net	(522,838)	—	(844,856)
Cash Flows From Financing Activities:
Proceeds from issuance of Common Stock and warrants net of $606,789 and $814,267 in issuance costs for the three months ended March 31, 2006 and for the period from inception (March 31, 2004) through March 31, 2006, respectively	6,098,211		10,391,901
Proceeds from issuance of Common Stock	—		17
Proceeds from exercise of warrants	898,163	—	2,515,969

Net cash provided by financing activities	6,996,374	—	12,907,887

Net increase in cash and cash equivalents	4,181,501	(204)	5,094,683
Cash and cash equivalents at beginning of period	913,182	364	—

Cash and cash equivalents at end of period	$5,094,683	$160	$5,094,683

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Period from Inception (March 31, 2004) to March 31, 2006

	Number of Shares of Preferred Stock	Preferred Stock $0.0001 par value	Number of Shares of Common Stock	Common Stock $0.0001 par value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Balance at Inception(1)	1	$—	2,232,333	$2,232	$(2,232)	$—	$—
Net loss	—	—	—	—	—	(748,366)	(748,366)

Balance at 12/31/04	1	$—	2,232,333	$2,232	$(2,232)	$(748,366)	$(748,366)
Issuance of convertible preferred stock to employees and consultants on April 21, 2005(2)	454,735	455	—	—	3,236,813	—	3,237,268
Issuance of Common Stock for services and interest expense on April 21, 2005(2)	—	—	348,515	349	309,830	—	310,179
Issuance of Common Stock and warrants to private investors on May 4, 2005	—	—	4,500,386	4,500	4,289,190	—	4,293,690
Issuance of Common Stock to U.S. Telesis Holdings, Inc. shareholders on May 4, 2005	—	—	1,781,295	1,781	(1,764)	—	17
Conversion of convertible preferred stock to Common Stock on June 23, 2005(2)	(454,735)	(455)	3,637,904	3,638	(3,183)	—	—
Issuance of warrants to consultants on June 23, 2005	—	—	—	—	17,030	—	17,030
Issuance of Common Stock pursuant to warrant exercises in October 2005	—	—	1,078,537	1,078	1,616,728	—	1,617,806
Compensation Expense	—	—	—	—	116,362	—	116,362
Net loss(2)	—	—	—	—	—	(8,149,587)	(8,149,587)

Balance at 12/31/05(2)	1	$—	13,578,970	$13,578	$9,578,774	$(8,897,953)	$694,399
Issuance of Common Stock to private investors pursuant to warrant exercises in February 2006 (unaudited)	—	—	598,748	599	897,564	—	898,163
Issuance of warrants to consultants on June 23, 2005 (unaudited)	—	—	—	—	1,073,462	—	1,073,462
Issuance of Common Stock and warrants to private investors on March 15 and 17, 2006 (unaudited)	—	—	2,682,000	2,682	6,095,529	—	6,098,211
Issuance of Common Stock on March 16, 2006 to directors and employees (unaudited)	—	—	280,000	280	(280)	—	—

Compensation Expense (unaudited)	—	—	—	—	228,495	—	228,495

Net Loss (unaudited)	—	—	—	—	—	(2,617,578)	(2,617,578)

Balance at 3/31/06 (unaudited)(2)	1	$—	17,139,718	$17,139	$17,873,544	$(11,515,531)	$6,375,152

(1)	The Common Share amount represents common stock issued to the sole owner of LCM Technologies, Inc. upon the conversion of his preferred stock on June 23, 2005 as if they were outstanding at the inception of LCM Technologies, Inc. Ira Tabankin was issued 279,043 shares of Convertible Preferred Stock on April 21, 2005, of which 279,042 were converted on June 23, 2005 into 2,232,333 shares of Common Stock. Mr. Tabankin still holds one share of Convertible Preferred Stock.

(2)	As Restated See Note 3

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Catcher Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2005 as filed with the SEC March 29, 2006 and amended by Form 10-KSB/A as filed with the SEC on September 20, 2006. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) Nature of Business

Effective May 4, 2005, Catcher, Inc. merged with and into Catcher Holdings, Inc. (formerly U.S. Telesis Holdings, Inc. (“UST”)) with Catcher, Inc. as the survivor for accounting purposes (the “UST Merger”). Just prior to the UST merger on April 28, 2005, Catcher, Inc. completed an asset purchase of LCM Technologies, Inc. (“LCM”) with LCM as the survivor for accounting purposes (the “LCM Merger”). Both the UST Merger and the LCM Merger (collectively “the Mergers”) were treated as a reverse merger from an historical accounting perspective, and accordingly the period from inception of the Company begins on March 31, 2004, the date of inception of LCM. The financial statements of the Company presented reflect the historical results of LCM prior to the Mergers, and of the combined entities following the Mergers, and do not include the historical financial results of UST prior to the consummation of the UST Merger. Stockholders’ equity has been retroactively restated to reflect the number of shares received in the Mergers after giving effect to the difference in par value, with the offset to additional paid-in capital.

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

As a result, the Company’s consolidated financial statements for the year ended December 31, 2005 and for the cumulative periods ended March 31, 2006 have been restated.

The impact of this correction of an error was a reduction in acquired research and development expense in the Company’s Statement of Operations by $1,986,784 for the year ended December 31, 2005. Consequently, the additional paid in capital and deficit accumulated during the development stage originally recorded in the consolidated balance sheets as of December 31, 2005 were overstated by $1,986,784, and have been reduced by that amount in the accompanying restated financial statements. Certain line items in the Company’s consolidated statement of cash flows and statement of shareholders’ equity have been restated as a result of the correction of an error identified above.

In addition, the Company reclassified $41,345 from acquired research and development expense into interest expense for the year ended December 31, 2005. This amount represents the value of the Catcher, Inc. shares issued to certain promissory note holders as consideration for the release of all claims to certain intellectual property of LCM that collateralized certain defaulted loans to LCM.

A summary of the significant effects of the restatement for the year ended December 31, 2005 and for the period from inception through March 31, 2006 is presented in the tables below.

	December 31, 2005
Balance Sheet	As Reported	As Restated
Additional paid in capital	$11,565,558	$9,578,774
Deficit accumulated during the development stage	(10,884,737)	(8,897,953)

	March 31, 2006
Balance Sheet	As Reported	As Restated
	(unaudited)	(unaudited)
Additional paid in capital	$19,860,328	$17,873,544
Deficit accumulated during the development stage	(13,502,315)	(11,515,531)

	Period from Inception (March 31, 2004) to March 31, 2006
Statements of Operations	As Reported	As Restated
	(unaudited)	(unaudited)
Acquired research and development	$2,028,129	$—
Operating loss	(12,466,325)	(10,438,196)
Interest income (expense), net	37,472	(3,873)
Loss from operations and net loss	(13,502,315)	(11,515,531)
Loss per share:
Basic & Diluted	$(1.93)	$(1.64)
Weighted-average number of shares outstanding basic and diluted	6,990,308	6,983,216

	Period from Inception (March 31, 2004) to March 31, 2006
Statements of Cash Flow	As Reported	As Restated
	(unaudited)	(unaudited)
Net loss	$(13,502,315)	$(11,515,531)
Acquired research and development	2,028,129	—
Non-cash interest expense	—	41,345

The restated numbers are reflected in the accompanying consolidated financial statements included in this filing.

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

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the year ended December 31, 2005 or for the three months ended March 31, 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

No instruments were issued during the three months ended March 31, 2006 and 2005 which required valuation under an option-pricing model. During the three months ended March 31, 2006, the Company issued 280,000 shares of restricted stock to an officer and the three independent members of the board of directors for services to be provided. The weighted average fair value of these shares on their grant date was $3.69 based on the market price of the Company’s Common Stock on that date. The restricted stock grants vest on various dates over a three months ended period. Compensation expense is being recognized over the vesting period.

As a result of adopting SFAS 123(R) during the fourth quarter of 2005, the Company’s net loss for the three months ended March 31, 2006 was approximately $2,618,000. Since no instruments were outstanding prior to adoption, the Company’s net loss for the year ended March 31, 2006 was approximately $20,000 higher than it would have been if it had continued to account for share-based compensation under APB Opinion No. 25. The Company’s net loss per common share, basic and diluted, for the three months ended March 31, 2006 would not have been materially different than if it had continued to account for share-based compensation under APB Opinion No. 25.

The aggregate compensation expense to be recognized for unvested awards is approximately $1,229,000 which will be recognized over the next 2.94 years. The intrinsic value of vested awards was $0 at March 31, 2006 as fair value of the Company’s stock was less than the exercise price for all awards.

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

(7) Equity Transactions

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

A summary of stock option activity under all plans is as follows:

	Shares	Weighted- Average Exercise
Balance at Inception	—	$—
2004 Activity:
Granted	—	—
Exercised	—	—
Cancelled	—	—
Balance at December 31, 2004	—	$—
2005 Activity:
Granted	918,000	3.74
Exercised	—	—
Cancelled	—	—
Balance at December 31, 2005	918,000	$3.74
2006 Activity: (unaudited)
Granted	—	—
Exercised	—	—
Cancelled	—	—
Balance at March 31, 2006	918,000	$3.74

Stock options exercisable and available for future grants as of March 31, 2006 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	253,750	$3.74	9.25 years
Available for future grants	1,509,000

(9) Commitments and Contingencies

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

	Licenses	Royalty
2006	37,500	$196,674
2007	25,000	131,250

Total	62,500	$327,924

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

Non-cash Compensation

We recorded approximately $228,000 in non-cash compensation expense during the three months ended March 31, 2006 related to the vested stock options and restricted stock issued to members of our board of directors and our Chief Financial Officer. There were no grants during the three months ended March 31, 2005. The aggregate compensation expense to be recognized for unvested awards is approximately $1,229,000 which will be recognized over the next 2.94 years. These stock based compensation charges can fluctuate substantially from period to period based on the fair value of our stock and the number of options granted during each period.

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

In July 2006 we received comments from the SEC staff in relation to Amendment No. 1 to our Registration Statement on Form SB-2. After considering the staff’s comments, our management and the Audit Committee of the Company’s Board of Directors concluded that we needed to restate certain of our consolidated financial statements to correct an error in the application of accounting principles with respect to the accounting for acquired research and development. Such restatement is described in more detail in Note 3 to our Consolidated Financial Statements included in our Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2006. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer reviewed and reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report, notwithstanding the error requiring the restatement. This was based on their conclusion that the error was not indicative of inadequate disclosure controls and procedures.

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits.

EXHIBIT INDEX

EXHIBIT #	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATCHER HOLDINGS, INC.

Date: October 3, 2006	By:	/s/ Charles Sander
Name: Charles Sander
Title: Chief Executive Officer (Principal Executive Officer)

Date: October 3, 2006	By:	/s/ Debra Hoopes
Name: Debra Hoopes
Title: Chief Financial Officer (Principal Financial and Accounting Officer)