Form 10QSB/A
period 2006-06-30
CATCHER HOLDINGS, INC
filed 2006-10-04
CIK 1230802

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

EXPLANATORY NOTE

The undersigned registrant hereby amends its Quarterly Report on Form 10-QSB for the period ended June 30, 2006 solely for the purpose of revising Item 3 of Part I. This Form 10-QSB/A does not reflect events occurring after the filing of the original Quarterly Report on Form 10-QSB for the period ended June 30, 2006 and, other than as described above, does not modify or update the disclosures in the original Quarterly Report on Form 10-QSB in any way.

The June 30, 2006 financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2005 as filed on Form 10-KSB with the SEC on March 29, 2006 as amended by Amendment No. 2 to Form 10-KSB filed with the SEC on September 20, 2006.

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

After completing our evaluation, in July 2006 we received comments from the SEC staff in relation to Amendment No. 1 to our Registration Statement on Form SB-2. After considering the staff’s comments, our management and the Audit Committee of our Board of Directors concluded that we needed to restate certain of our consolidated financial statements to correct an error in the application of accounting principles with respect to the accounting for acquired research and development. Such restatement is described in more detail in Note 3 to our Consolidated Financial Statements included elsewhere in this report. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer reviewed and reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report, notwithstanding the error requiring the restatement. This was based on their conclusion that the error was not indicative of inadequate disclosure controls and procedures.

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

5