Form 10QSB
period 2006-09-30
CATCHER HOLDINGS, INC
filed 2006-11-14
CIK 1230802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 6, 2006
Common Stock, $.001 par value per share	19,828,277

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

Page
PART I. Financial Information	3
Item 1. Financial Statements
Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and Period from Inception (March 31, 2004) to September 30, 2006 (Unaudited)	3
Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005	4
Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 and Period from Inception (March 31, 2004) to September 30, 2006 (Unaudited)	5
Consolidated Statements of Shareholders’ Equity for the Period from Inception (March 31, 2004) to September 30, 2006 (Unaudited)	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operation	17
Item 3. Controls and Procedures	31

PART II Other Information	31
Item 1. Legal Proceedings	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	31
Item 4. Submission of Matters to a Vote of Security Holders	31
Item 5. Other Information	31
Item 6. Exhibits	32

SIGNATURES	33

CERTIFICATIONS AND EXHIBITS

PART I. FINANCIAL INFORMATION

Item I – Consolidated Financial Statements

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended		Period from Inception (March 31, 2004) to September 30, 2006
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005 As Restated (see Note 3)
Net revenue	$—	$—	$—	$—	$—
Operating expenses:
Research and development expenses	1,056,382	785,613	2,399,624	1,730,121	5,526,876
Selling, general and administrative expenses	2,620,589	832,590	4,500,357	4,672,012	10,254,361

Operating loss	(3,676,971)	(1,618,203)	(6,899,981)	(6,402,133)	(15,781,237)
Financing costs	—	—	(1,073,462)	—	(1,073,462)
Interest income (expense), net	21,971	8,906	73,922	(25,841)	57,225

Loss from operations before income taxes	(3,655,000)	(1,609,297)	(7,899,521)	(6,427,974)	(16,797,474)
Income taxes	—	—	—	—	—

Net loss	$(3,655,000)	$(1,609,297)	$(7,899,521)	$(6,427,974)	$(16,797,474)

Loss per share:
Basic & Diluted	$(0.21)	$(0.13)	$(0.49)	$(0.90)	$(1.86)

Weighted-average number of shares outstanding – Basic and Diluted:	17,139,718	12,500,390	16,275,630	7,168,765	9,018,966

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$843,151	$913,182
Prepaid expenses and other current assets	2,143,460	566,671

Total current assets	2,986,611	1,479,853
Fixed assets, net	855,319	320,862
Deposits	14,904	4,857

Total Assets	$3,856,834	$1,805,572

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$430,259	$463,470
Accrued and other current liabilities	911,667	647,703

Total current liabilities	1,341,926	1,111,173

Total Liabilities	1,341,926	1,111,173

Shareholders’ Equity:
Common Stock, $0.001 value, 50,000,000 shares authorized; 17,139,718 (unaudited) and 13,578,970 shares outstanding, respectively	17,139	13,578
Preferred Stock, $0.001 par value, 1 million shares authorized; 1 share outstanding	—	—
Additional paid in capital	19,295,243	9,578,774
Deficit accumulated during the development stage	(16,797,474)	(8,897,953)

Total Shareholders’ Equity	2,514,908	694,399

Total Liabilities and Shareholders’ Equity	$3,856,834	$1,805,572

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended		Period from Inception (March 31, 2004) to
	September 30, 2006	September 30, 2005	September 30, 2006
		As Restated (see Note 3)
Cash Flows From Operating Activities:
Net loss	$(7,899,521)	$(6,427,974)	$(16,797,474)
Adjustments to reconcile net cash used in operating activities:
Depreciation	11,078	366	12,234
Non-cash stock-based compensation expense	1,650,194	3,506,101	5,272,658
Warrants issued in connection with consulting contract	—	17,030	17,030
Non-cash interest expense	—	41,345	41,345
Non-cash financing costs	1,073,462	—	1,073,462
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,576,789)	—	(2,143,460)
Other Assets	(10,047)	(20)	(14,904)
Accounts payable	(33,211)	(636,854)	430,259
Accrued and other liabilities	263,964	486,932	911,667

Net cash used in operating activities	(6,520,870)	(3,013,074)	(11,197,183)
Cash Flows Used In Investing Activities:
Capital expenditures, net	(545,535)	(8,428)	(867,553)
Cash Flows From Financing Activities:
Proceeds from issuance of Common Stock and warrants net of $606,789, $207,478 and $814,267 in issuance costs for the nine months ended September 30, 2006, 2005 and for the period from inception (March 31, 2004) through September 30, 2006, respectively	6,098,211	4,293,690	10,391,901
Proceeds from issuance of Common Stock	—	17	17
Repayment of Debt	—	(30,000)	—
Proceeds from exercise of warrants	898,163	—	2,515,969

Net cash provided by financing activities	6,996,374	4,263,707	12,907,887

Net increase (decrease) in cash and cash equivalents	(70,031)	1,242,205	843,151
Cash and cash equivalents at beginning of period	913,182	364	—

Cash and cash equivalents at end of period	$843,151	$1,242,569	$843,151

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Period from Inception (March 31, 2004) to September 30, 2006

	Number of Shares of Preferred Stock	Preferred Stock $0.001 par value	Number of Shares of Common Stock	Common Stock $0.001 par value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Balance at Inception (1)	1	$—	2,232,333	$2,232	$(2,232)	$—	$—
Net loss	—	—	—	—	—	(748,366)	(748,366)

Balance at 12/31/04	1	$—	2,232,333	$2,232	$(2,232)	$(748,366)	$(748,366)
Issuance of convertible preferred stock to employees and consultants on April 21, 2005	454,735	455	—	—	3,236,813	—	3,237,268
Issuance of Common Stock for services and interest expense on April 21, 2005	—	—	348,515	349	309,830	—	310,179
Issuance of Common Stock and warrants to private investors on May 4, 2005	—	—	4,500,386	4,500	4,289,190	—	4,293,690
Issuance of Common Stock to U.S. Telesis, Inc. shareholders on May 4, 2005	—	—	1,781,295	1,781	(1,764)	—	17
Conversion of convertible preferred stock to Common Stock on June 23, 2005	(454,735)	(455)	3,637,904	3,638	(3,183)	—	—
Issuance of warrants to consultants on June 23, 2005	—	—	—	—	17,030	—	17,030
Issuance of Common Stock pursuant to warrant exercises in October 2005	—	—	1,078,537	1,078	1,616,728	—	1,617,806
Compensation Expense	—	—	—	—	116,362	—	116,362
Net loss	—	—	—	—	—	(8,149,587)	(8,149,587)

Balance at 12/31/05	1	$—	13,578,970	$13,578	$9,578,774	$(8,897,953)	$694,399
Issuance of Common Stock pursuant to warrant exercises in February 2006 (unaudited)	—	—	598,748	599	897,564	—	898,163
Issuance of warrants to consultants on June 23, 2005 (unaudited)	—	—	—	—	1,073,462	—	1,073,462
Issuance of Common Stock and warrants on March 15 and 17, 2006 (unaudited)	—	—	2,682,000	2,682	6,095,529	—	6,098,211
Issuance of Common Stock on March 16, 2006 to directors and employees (unaudited)	—	—	280,000	280	(280)	—	—
Compensation Expense (unaudited)	—	—	—	—	1,650,194	—	1,650,194
Net Loss (unaudited)	—	—	—	—	—	(7,899,521)	(7,899,521)

Balance at 9/30/06 (unaudited)	1	$—	17,139,718	$17,139	$19,295,243	$(16,797,474)	$2,514,908

(1)	The Common Share amount represents common stock of the Company issued to the sole owner of LCM Technologies, Inc. upon the conversion of his preferred stock on June 23, 2005 as if they were outstanding at the inception of LCM Technologies, Inc. Ira Tabankin was issued 279,043 shares of Convertible Preferred Stock on April 21, 2005, of which 279,042 were converted on June 23, 2005 into 2,232,333 shares of Common Stock. Mr. Tabankin still holds one share of Convertible Preferred Stock.

See Notes to Consolidated Financial Statements.

CATCHER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Catcher Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2005 as filed on Form 10-KSB with the SEC on March 29, 2006 and amended by Form 10-KSB/A as filed with the SEC on September 20, 2006. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Catcher Holdings, Inc., a Delaware Corporation, is in the business of developing, manufacturing and distributing a portable, ruggedized, wireless handheld security device (the “CATCHER™”) device. The Company is in the process of completing development of its first product and has begun production of the first evaluation units of its product. In addition, the Company commenced commercial production during the third quarter of 2006 and began shipping units during the fourth quarter of 2006.

(3) Restatement of Prior Period Financial Statements

In its originally filed consolidated financial statements for the nine months ended September 30, 2005, the Company recorded, as acquired research and development expense, the value of shares issued to Ira Tabankin in Catcher Inc. prior to the UST Merger described in Note 2. Subsequent to the issuance of such consolidated financial statements, the Company determined that such shares should not have been recorded at fair value. Rather, since LCM was considered the accounting acquirer, no value was assigned to the shares issued (see Note 2).

As a result, the Company’s consolidated financial statements for the nine months ended September 30, 2005 have been restated.

The impact of this correction of an error was a reduction in acquired research and development expense in the Company’s Statement of Operations by $1,986,784 for each of the nine month period ended September 30, 2005. Consequently, the additional paid in capital and deficit accumulated during the development stage originally recorded in the consolidated balance sheets as of September 30, 2005 were overstated by $1,986,784, and have been reduced by that amount in the restated financial statements. Certain line items in the Company’s consolidated statement of cash flows and statement of stockholders equity have been restated as a result of the correction of an error identified above.

In addition, the Company reclassified $41,345 from acquired research and development expense into interest expense for each of the nine month period ended September 30, 2005. This amount represents the value of the Catcher, Inc. shares issued to certain promissory note holders as consideration for the release of all claims to certain intellectual property of LCM that collateralized certain defaulted loans to LCM.

A summary of the significant effects of the restatement for the nine months ended September 30, 2005 is presented in the tables below.

Statements of Operations

	Nine Months Ended September 30, 2005
	As Reported	As Restated
Selling, general and administrative expenses	$4,671,212	$4,672,012
Stock-based Compensation[1]	—	—
Acquired Research and Development	2,208,129	—
Interest income (expense), net	15,504	(25,841)
Loss from operations	(8,413,958)	(6,427,974)
Income Taxes	800	—
Net loss	(8,414,758)	(6,427,974)
Loss per share:
Basic & Diluted	$(1.47)	$(0.90)
Weighted-average number of shares outstanding - Basic and Diluted	5,742,982	7,168,765

1	Reclassified to selling, general and administrative and research and development expenses. (See note 5).

Statements of Cash Flow

	Nine Months Ended September 30, 2005
	As Reported	As Restated
Net loss	$(8,414,758)	$(6,427,974)
Non-cash stock-based compensation expense	2,208,129	—
Non-cash interest expense	—	41,345

The restated numbers are reflected in the accompanying financial statements for the nine months ended September 30, 2005.

(4) Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Subsequent to the acquisition of Catcher, the Company has continued to develop the technology acquired with a goal of developing a device that is ready for sale. The Company’s ability to continue as a going concern depends on a number of factors, including but not limited to, the ability to get its product to market and the ability to raise additional capital if required. During the year ended December 31, 2005 and the nine months ended September 30, 2006, the Company incurred losses of $8,149,587 and $7,899,521 (unaudited), respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue seeking additional financing to fund its operations. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

(5) Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions has not been previously demonstrated, revenues are deferred and recognized upon acceptance. To date, we have shipped hand built units to customers for evaluation and testing purposes as well as units built on the production line (“Production Units”). Revenue on production units will be recognized once acceptance has occurred.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding warrants. Approximately 7.1 million and

4.6 million shares at September 30, 2006 and 2005, respectively, that are reserved for issuance upon conversion of preferred stock and from the exercise of warrants and options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

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

Under SFAS 123R and SAB 107, compensation is measured on the grant date of an award and recognized over the service period for which the award was granted, generally the vesting period. Compensation is equal to the fair value of the award determined using a binomial option-pricing model. The binomial option-pricing requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is partially based on the historical volatility of the Company’s stock price. As a result of the Company’s thinly traded stock, these estimates may not be indicative of fair value; but the Company believes that they provide a reasonable basis for its conclusions. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

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

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the year ended December 31, 2005 or for the three and nine months ended September 30, 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

No instruments were issued during the three and nine months ended September 30, 2006 and 2005 which required valuation under an option-pricing model (see Note 12). During the nine months ended September 30, 2006, the Company issued 280,000 shares of restricted stock to an officer and the three independent members of the board of directors for services to be provided. The weighted average fair value of these shares on their grant date was $3.69 based on the market price of the Company’s Common Stock on that date. The restricted stock grants vest on various dates over a three year period. Compensation expense is being recognized over the vesting period.

The Company’s net loss for the three and nine months ended September 30, 2006 was approximately $3,655,000 and $7,899,000, respectively. As a result of adopting SFAS 123(R) during the fourth quarter of 2005, the Company did not record any stock-based compensation since no instruments were outstanding prior to adoption. The Company’s net loss for the three and nine months ended September 30, 2006 was approximately $1,060,000 and $1,125,000 higher than it would have been if it had continued to account for share-based compensation under APB Opinion No. 25. The Company’s net loss per common share, basic and diluted, for the three and nine months ended September 30, 2006 was approximately $0.02 higher than if it had continued to account for share-based compensation under APB Opinion No. 25. The aggregate compensation expense to be recognized for unvested awards is approximately $517,000 which will be recognized over the next 2.33 years. The intrinsic value of vested awards which were unexercised as of September 30, 2006 was $0 as fair value of the Company’s stock was less than the exercise price for all awards.

Reclassifications

The Company has made certain reclassifications to the prior period financial statements to conform to the current period presentation. Reclassifications made in the accompanying financial statements had the following impact:

Statements of Operations

	Nine Months Ended September 30, 2005
	As Reported	As Restated
Research and development Expenses	$1,461,474	$1,730,121
Selling general and administrative expenses	1,417,528	4,672,012
Stock based compensation	3,523,131	—

(6) Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following at:

	September 30, 2006	December 31, 2005
	(unaudited)
Manufacturing Molds and Tooling	$—	$419,088
Units Released to Production	1,792,762	102,707
Software Royalties	156,250	32,813
Insurance	130,105	—
Consulting Fees	55,000	10,000
Other	9,343	2,063

Total	$2,143,460	$566,671

“Units released to production” consists of payments to the Company’s contract manufacturer to initiate production. These amounts will be recorded as inventory upon shipment of the completed product to the Company and as cost of sales when delivery and acceptance have occurred.

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

On February 2, 2006, the Company issued Series C Warrants to each Series A Holder (collectively, the “Participating Series A Holders”) that (i) exercised all Series A Warrants held by the Series A Holder, (ii) executed an Amended and Restated Registration Rights Agreement (the “Amended Rights Agreement”) and (iii) executed an Amendment No. 1 to the Series A and Series B Warrants (the “Warrant Amendment”), by February 2, 2006. An aggregate of 1,677,285 Series C Warrants were issued to the Participating Series A Holders and are now outstanding. The Series C Warrants are non-callable, entitle the holder to purchase one share of the Common Stock at $2.50 per share and are exercisable for a period of five years (the “Exercise Period”). The Company valued the Series C Warrants at $0.64 per share using a binomial option-pricing model. The Company recorded $1,073,462 of non cash financing costs in the nine months ended September 30, 2006 related to the issuance of these warrants.

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

On March 15 and March 17, 2006, the Company completed the March 2006 Private Placement whereby it sold 2,682,000 shares of our Common Stock (the “Shares”) and issued Series D Warrants to purchase another 1,341,000 shares of its Common Stock (the “Series D Warrant Shares”) to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), resulting in proceeds, net of issuance costs, of approximately $6,100,000. Included in the issuance costs is the placement agent’s fee of $506,400. In addition, the Company issued a warrant to the placement agent to purchase 101,280 Units sold in the March 2006 Private Placement at $5.00 per Unit. The purchase of these Units would result in the issuance of an additional 202,560 shares of Common Stock and 101,280 Series D warrants to purchase Common Stock. The Series D warrants have an exercise price of $3.50 per share and expire 5 years from the date of issuance.

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

On April 27, 2006, in connection with the March 2006 Private Placement, the Company filed a new registration statement on Form SB-2 and, on October 10, 2006, the Company filed a third pre-effective amendment to such registration statement. This new registration statement on Form SB-2 includes the securities to be registered in accordance with both the Amended Rights Agreement and the March 2006 Registration Rights Agreement. Certain shares held by individuals who were not parties to the Amended Rights Agreement and March 2006 Registration Rights Agreement are also included on the registration statement.

(8) Stock Based Compensation

Restricted Stock

In March 2006, the Company granted 280,000 shares of restricted stock to an officer and the three independent members of the board of directors for services to be provided. The awards vest over various periods through 2009. The Company valued the stock at $3.69 per share based on the market price on the date of grant and recognized $230,225 and $550,425 in compensation expense for the three and nine months ended September 30, 2006, respectively. At September 30, 2006, 140,000 shares remained subject to vesting provisions. Approximately $125,000 of the expense recorded during the three months ended September 30, 2006 resulted from accelerated vesting of restricted stock upon termination of our former Chief Financial Officer (See Note 9). This expense represents the incremental value resulting from the modification of the award. The incremental value was determined by taking the excess of the fair value of the modified award over the fair value of the old award on the date of modification in accordance with SFAS 123(R).

Stock Options

In October 2005, the Company granted 918,000 options to purchase its Common Stock to its former Chief Financial Officer (“CFO”) which vest on various dates through 2009. The Company valued the shares at $0.54 using a binomial option-pricing model. On August 31, 2006, the Company terminated its CFO. All remaining unvested options and restricted stock granted to the CFO vested as of the date of termination pursuant to his employment agreement and related Separation Agreement (See Note 9). The Company recorded compensation expense of $1,060,169 and $1,124,769 during the three and nine months ended September 30, 2006, respectively, for options that vested under this award. At September 30, 2006, 918,000 options had vested under this award. Approximately $1,043,000 of the expense recorded during the three months ended September 30, 2006 resulted from accelerated vesting of stock options upon termination of our former Chief Financial Officer (See Note 9). This expense represents the incremental value resulting from the modification of the award. The incremental value was determined by taking the excess of the fair value of the modified award over the fair value of the old award on the date of modification in accordance with SFAS 123(R).

In December 2005 and May 2006, the Board approved the grant of 430,000 and 500,000 options, respectively, to purchase its common stock to employees, of which 300,000 have lapsed due to the termination of Bill DeGroot’s employment as of April 26, 2006. A grant date, as defined in SFAS 123R, will not occur for these awards or subsequent awards until the plan has been approved by the shareholders (See Note 12).

A summary of stock option activity under all plans is as follows:

	Shares	Weighted- Average Exercise Price
Balance at Inception	—	$—

2004 Activity:
Granted	—	—
Exercised	—	—
Cancelled	—	—
Balance at December 31, 2004	—	$—

2005 Activity:
Granted	918,000	3.74
Exercised	—	—
Cancelled	—	—
Balance at December 31, 2005	918,000	$3.74

2006 Activity: (unaudited)
Granted — —
Exercised — —
Cancelled — —
Balance at September 30, 2006	918,000	$3.74

Stock options exercisable and available for future grants as of September 30, 2006 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	918,000	$3.74	8.75 years
Available for future grants	1,309,000	—	—

(9) Commitments and Contingencies

Software License Agreements

In October 2005, the Company entered into a license agreement which included the purchase of a source code license for $50,000 and provides for royalty payments of $2.00 per end user license. Payment for the source code license is due upon the achievement of certain milestones as defined in the agreement. The Company paid $15,000 during 2005 and the remaining $30,000 during 2006 which is included in research and development expenses in the accompanying statement of operations for the nine months ended September 30, 2006. In addition, the Company has accrued $20,000 for maintenance of end user licenses at September 30, 2006. The agreement can be terminated by the counterparty in the event that the Company does not purchase 200,000 end user licenses through 2008.

In November 2005, the Company entered into a software license agreement which included the purchase of a source code license to be included in its product and provides for royalty payments of $5.25 per end user license. The Company has future commitments to purchase end user licenses as follows:

	Licenses	Royalty
2006	25,000	$131,250
2007	25,000	131,250

Total	50,000	$262,500

In September 2006, the Company entered into a software license agreement which included the purchase of a source code license to be included in its product and provides for royalty payments of $25 per end user license. The Company purchased 250 licenses upon signing the agreement and has future commitments to purchase 750 licenses over the next nine months.

Employment Contracts

Catcher entered into employment agreements with its Chief Executive Officer, Chief Technology Officer, former CFO and former Vice President of Engineering. The employment agreements expire at various times through 2008. The agreements provide for initial aggregate annual base compensation of $816,000 per year. With the exception of Vice President of Engineering whose bonus amount is at the discretion of the board, each of the other employment agreements provides for the participation in any incentive bonus program adopted by the Company, provided that in no event will such incentive bonus program provide for a bonus of less than 50% of the respective base salary upon achievement of certain goals. In June 2006, the Board approved an additional bonus of $50,000 for one of its officers. This bonus was paid during June 2006.

On August 31, 2006, the Company terminated its former CFO. The former CFO was entitled to salary and other benefits upon termination of his employment agreement. On October 6, 2006, the Company entered into a Settlement Agreement with the former CFO which provides for the payment of $200,000 on March 1, 2007 and $100,000 on or before June 1, 2007 in exchange for the receipt of a general release of claims against the Company including any future rights under his employment agreement. The Company recorded $300,000 at September 30, 2006 in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.”

In addition, the Settlement Agreement ratified the acceleration of vesting to August 31, 2006 the former CFO’s 50,000 restricted shares and remaining unvested portion of the 918,000 options granted on October 24, 2005 or 547,542 options. The Company recorded approximately $1,168,000 of compensation expense related to the vesting of these shares and options during the three and nine months ended September 30, 2006.

On August 31, 2006, the Company entered into a Separation and Release Agreement with its former Vice President of Engineering. The Separation Agreement provides the former officer with certain benefits in exchange for, among other things, the receipt of a general release of claims against the Company including any future rights under his employment agreement. Pursuant to the terms of the Separation Agreement, the Company agreed to pay the former officer $55,000 in separation pay and to pay for up to four months of health insurance coverage. In accordance with SFAS 146, the Company has recorded $46,000 at September 30, 2006 which represents the amount of the liability less approximately $13,000 which was paid on or before September 30, 2006.

On September 5, 2006, the Company entered into an Interim Executive Services Agreement (the “Agreement”) with Tatum, LLC (“Tatum”) pursuant to which a Tatum partner will act as the Company’s CFO. Under the Agreement, the Company will pay Tatum $5,000 and the Tatum partner $20,000 for each month that the partner acts as the CFO. The Agreement is for an indefinite period of time and is terminable by either party upon 30 days notice. The Company paid a deposit of $25,000 to Tatum upon signing the agreement which is included in prepaid expenses at September 30, 2006.

Lease Abandonment

Effective September 30, 2006, the Company ceased use of its office in Carlsbad, CA. The Company recorded a liability of approximately $64,000 based on the present value of the future minimum lease payments of approximately $4,600 per month offset by the present value of sub lease revenue that can be reasonably obtained in accordance with SFAS No. 146. In the event that the Company is unable to sublease the facility, the Company intends to exercise its option to terminate the lease after two years such that future minimum payments will continue to be made through December 2007.

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

(10) Related Party Transactions

Contributed Services

During the three and nine months ended September 30, 2006 and 2005, an officer contributed office space to the Company. No expense was recorded for these services in the three and nine months ended September 30, 2006 and 2005 as they were immaterial.

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

(12) Subsequent Events

Warrant Offer

In October 2006, the Company extended an offer to its existing warrant holders to exercise warrants at a price less than the original exercise price as follows:

Warrant Series	Warrant Price	Reduced Warrant Price
Series A	$1.50	$1.00
Series B	$2.00	$1.00
Series C	$2.50	$1.25
Series D	$3.50	$1.75

The offer was valid until November 3, 2006 at which time the warrants reverted back to their original price. In addition to the price reduction, the holder would be entitled to an additional warrant (“Series E Warrant”) to purchase an equal number of shares if a holder exercised at least 50% of any of Series B, C or D warrants. The Series E Warrants have an exercise price of $2.50, a term of 3 years and are not callable by the Company.

Between October 23, 2006 and November 3, 2006, 2,688,559 warrants were exercised as follows:

Warrant Series	Warrants Exercised	Proceeds
Series A	324,948	$324,948
Series B	1,317,732	1,317,732
Series C	258,379	322,974
Series D	787,500	1,378,125

Total	2,688,559	$3,343,779

The exercises resulted in proceeds of approximately $3,316,000, net of $27,650 due to the placement agent in accordance with the agreement between the Company and the placement agent. As a result of the exercises, the Company will issue 2,363,111 Series E warrants. The Company is evaluating the accounting for the offer and will record a financing charge during the fourth quarter of 2006.

Shareholder Approval of 2005 Stock Incentive Plan

On October 18, 2006, the shareholders of the Company approved the 2005 Stock Incentive Plan. The approval of the plan triggered a grant date, as defined in SFAS 123R, for 630,000 options which had been previously approved by the Board of Directors. The Company will record compensation expense for these options in accordance with SFAS 123R during the fourth quarter of 2006.

Corporate Headquarters Lease

As of October 12, 2006, Catcher Holdings, Inc. (the “Company”) entered into a lease agreement for the premises comprising approximately 2,604 square feet at 44084 Riverside Parkway, Lansdowne, Virginia 20176 (the “Lease”). The term of the Lease extends for three (3) years, ending on October 31, 2009. The Company is obligated to pay a security deposit of $21,700, and rent in the amount of $65,100 for the period from November 1, 2006 through October 31, 2007. Thereafter, the Company’s rent obligations are: $67,053 for the period from November 1, 2007 through October 31, 2008; and $69,065 for the period from November 1, 2008 through October 31, 2009. In addition, the Company is obligated to pay for its share of common operating expenses and, if applicable, any increases in property taxes above the base year 2006. At the end of the term, the Company has one option to renew the lease for an additional two (2) years at the rate for the prior year increased by three percent (3%) for each year.

Approval of Stock Options

On November 10, 2006, the Board approved the grant of 980,000 stock options to employees pursuant to the 2005 plan. The Company will record compensation expense for these options in accordance with SFAS 123R during the fourth quarter of 2006.

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

Our initial product, the CATCHER™ device commenced commercial production during the third quarter of 2006 and began shipping during the fourth quarter of 2006. Pursuant to the equipment authorization requirements of the Federal Communications Commission (“FCC”), we successfully completed testing the prototype and initial production units in October 2005 and July 2006, respectively, and therefore are permitted under the FCC’s rules to commence commercial sales of those units. We successfully completed the European Union’s CE testing in November 2005. The Catcher™ device was tested under certain procedures set forth in Military Standard 810F and passed such procedures in October 2006.

The CATCHER™ device is a patent pending ruggedized portable personal computer that integrates features of several individual devices, including a personal computer utilizing Microsoft® XP Pro with Tablet PC capabilities as its operating system, two digital cameras with patent pending digital watermarking technology, wireless and wired communications, global positioning satellite receiver, video conferencing, and a biometric finger print reader. The CATCHER™ device utilizes an Intel Pentium M processor. The production unit weighs only 3.8 lbs. (excluding battery weight), is 10.5 inches in width, 7.75 inches in height, 2.75 inches in depth, and has a daylight-viewable 6.4 inch diagonal VGA backlit touch screen.

The CATCHER™ device enables multiple video/audio streams to be sent to or transmitted from a portable unit; it also introduces watermarking technology for digitally recorded video/digital stills and audio tied to GPS data. The CATCHER™ device was designed for non-computer literate users, is light weight, and built to withstand common abuse. It is designed to be used in a broad temperature range of -30 to +60C, 98% humidity, and in highly dusty environments. We are developing a series of accessories to support the product, including extra batteries and a “holster” to allow easy transportability of the CATCHER™ device.

Plan of Operation

From inception to date, we have been primarily involved in organizational activity, negotiating vendor contracts, making arrangements for the commercial use and deployment of the CATCHER™ device, engaging and developing our initial customer base, and recruiting and managing staff.

We expect to negotiate agreements with VARs, distributors, integrators and OEMs. Our VARs, distributors and OEMs will purchase or license the CATCHER™ devices directly from us, and then in return sell services to end-users. We have developed standard VAR agreements (one agreement for U.S. government sales and the other agreement for private sector and governmental sales other than U.S. government sales) for use in the ordinary course of our business. These standard VAR agreements provide that (i) the VAR’s appointment and the related licenses are non-exclusive; (ii) we are free to accept or reject orders placed by the VAR, and acceptances must be in writing; (iii) the pricing and payment terms will be as set forth in our price list, which we may change unilaterally with 30 days’ notice; (iv) the initial term is for two years, and the agreement will not continue unless the parties affirmatively agree to renew the agreement; and (v) we may terminate the agreement immediately in several situations, including an uncured material breach by the VAR. To date, we have entered into standard VAR agreements with EPS, L-3 GSI, Alion Science and Technology, ImageWare Systems, Inc., Sol Logic, Inc. and CGI Communications, Inc. Additionally, we have received initial purchase orders for testing and evaluation and production units from these VAR’s.

We are in the early stage of transitioning from development stage into an operational stage. Accordingly, at the current stage of our operations, we do not believe that period to period comparisons of our results of operations are meaningful and have elected not to provide a description of the comparisons between our financial position at September 30, 2006 and September 30, 2005 and for the periods then ended. The relationships between revenue, cost of revenue and operating expenses reflected in the financial information included herein do not represent future expected financial results.

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

We expect our principal activities over the next 12 months to include unit production, research and development, sales and marketing, and general and administration. In addition to costs associated with production of units the CATCHER™ device which will vary based on the number of units that we decide to have manufactured, we anticipate that our most significant costs related to the activities described above will include the following items:

•	Research and development expenses, including salaries and associated employee benefits and travel, engineering and design services, and additional testing and certification, which are currently anticipated to total approximately $5.8 million;

•	Sales and marketing expenses, which consist primarily of salaries, associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses and the costs of programs aimed at increasing revenue such as advertising, trade shows, public relations and other market development programs, which are currently anticipated to total approximately $3.1 million; and

•	General and administrative expenses, which consist of salaries of our management, finance and administrative staff, and associated employee benefits and travel; facilities costs; information systems costs; legal, accounting and other professional fees; and other corporate costs, which are currently anticipated to total approximately $4.1 million.

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

Results of Operations

Revenue

We have not generated any revenue since inception. We completed the initial prototype of the CATCHER™ device during August 2005, completed development and began production on evaluation units in the first quarter of 2006, received a declaration of conformity from the FCC during August 2006, and began initial production during October 2006. We expect the units will have a suggested base retail unit list price of at least $7,000. The unit price charged to VAR’s will depend on volume commitments. At volume production levels, we expect the gross margin to be approximately 40%. We began shipping production units during October 2006. We anticipate that our margins for the first 500 production units will be significantly lower than the 40% margin previously disclosed. This is due to the low-volume production coupled with other one-time costs specifically associated with producing these 500 units. We anticipate approaching margins of 40% in the later half of 2007 assuming the Company reaches normal production levels coupled with an enhanced pricing model and product improvements though continued development.

Cost of Sales

Cost of sales will consist primarily of direct costs of the manufactured units, wages of operational employees and cost of training. Many factors are anticipated to affect our gross margin, including, but not limited to, market conditions, competition, production order volumes and supplier pricing. As noted above, management currently does not anticipate that we will operate our own production facilities, as we intend to continue to outsource production to a third party manufacturer. We expect to incur cost of sales as we begin to sell units during the fourth quarter of 2006.

Research and Development

Research and development expenses incurred in the design, development and testing of our product include compensation and benefits for management and staff, engineering and consulting services, electronic parts, testing, and other miscellaneous expenses.

Research and development expense represented 29% of total operating expenses during the three-months ended September 30, 2006 and 35% during the nine-months ended September 30, 2006. Research and development expense increased significantly during the third quarter of 2006 over the second quarter of 2006 primarily related to design changes we have incorporated in response to issues experienced during evaluation of the units as well as the addition of features that were not planned until later releases of the product.

Included in research and development expenses during the nine months ended September 30, 2005 was $268,647 in stock based compensation issued to employees and consultants. There was no stock based compensation included in research and development expenses for the three and nine months ended September 30, 2006. These stock based compensation charges can fluctuate substantially from period to period based on the fair value of our stock and the number of options granted during each period.

In the future, the rate of research and development spending related to the CATCHER™ device is likely to increase as we begin development of product accessories, add headcount for research programs, translate the product interface for use in other countries and begin development on the next version of the CATCHER™ device.

Selling, General and Administrative

Selling, general and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include compensation and benefits for management and staff, travel related expenses and professional services. Selling, general and administrative expenses consisted of the following:

	Three months ended September 30, 2006	Percentage of total operating Expenses	Nine months ended September 30, 2006	Percentage of total operating Expenses
	(in Thousands)
Sales and marketing	$236	6%	$610	9%
General and administrative	1,095	30%	2,240	32%
Stock based compensation	1,290,000	35%	1,650	24%

Total selling, general and administrative expenses	$2,621	71%	$4,500	65%

Selling and marketing activities increased during the third quarter as compared to the second quarter related to improvements to the Company’s website and attendance at its first major trade show. In the future, the rate of spending on selling and marketing is expected to increase significantly as we add headcount for sales and marketing management, as we expand our marketing campaign for the CATCHER™ device and as we participate in industry and trade shows.

General and administrative expenses increased during the third quarter as compared to the second quarter primarily related to severance and lease abandonment costs; legal, accounting and financial printing which resulted from updates to the Company’s registration statement on Form SB-2 and restatement of prior period financial statements.

Stock based compensation resulted from the amortization of compensation related to restricted stock issued to members of our board of directors and the accelerated vesting which resulted from the termination of our former CFO. There were no grants during the three months ended September 30, 2005. Included in general and administrative expenses during the nine months ended September 30, 2005 was $3,254,484 in stock based compensation issued to employees and consultants.

The aggregate compensation expense to be recognized for unvested awards at September 30, 2006 is approximately $517,000, which will be recognized over the next 2.33 years. These stock based compensation charges can fluctuate substantially from period to period based on the fair value of our stock and the number of options granted during each period.

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

Interest Income

Interest income increased in the three and nine months ended September 30, 2006 due to interest earned in short term investments of the cash balances that we have remaining from the March 2006 Private Placement and Series A Warrant exercise.

Financing Costs

Financing costs increased in the nine months ended September 30, 2006 due to the issuance of Series C Warrants as an inducement to exercise the Series A Warrants in February 2006, which resulted in a charge of approximately $1,074,000. There were no financing costs recorded during the three months ended September 30, 2006.

Income Tax Expense

Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of September 30, 2006, we had net operating loss carry forwards for federal and state income tax purposes of approximately $8.0 million. We also had federal and state research and development tax credits each of approximately $200,000. If not utilized, the net operating losses and credits will expire in varying amounts through 2026. Utilization of net operating losses and credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation could result in the expiration of our net operating losses and credit carryforwards before they can be used.

Critical Accounting Principles

Below is a brief description of key accounting principles which we have adopted in determining our recognition of revenues and expenses.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions has not been previously demonstrated, revenues are recognized upon acceptance. To date, we have delivered units to customers for evaluation and testing purposes and production units. Revenue will be recognized once acceptance has occurred. Therefore, we continue to operate in the development stage and have not recognized any revenue to date.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”)”, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of the Company’s 2007 fiscal year. We are currently evaluating the impact of FIN 48 on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements; the impact is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

Liquidity and Capital Resources

Since inception, cash used in operations primarily consists of the loss from operations offset by non-cash charges related to stock based compensation and acquired research and development. As of November 6, 2006, we had a cash balance of approximately $3.7 million.

Since inception, we have incurred approximately $868,000 in capital asset expenditures. Future requirements will include computers, office equipment, software and similar equipment. We do not anticipate significant capital expenditure spending in the future for capital equipment or machinery. In addition to capital expenditures, we have paid our contract manufacturer under the manufacturing agreement, $1,943,000, for units which have been released to production. This amount is classified as a prepaid expense until the completed product has been shipped to us or to our customer by the contract manufacturer. In the future, costs incurred for manufacturing is expected to increase significantly as volume production begins.

Our primary source of liquidity has been the proceeds generated from the private offering of shares of our Common Stock and warrants to acquire shares of our Common Stock. The principal uses of cash have been for product development and general and administrative expenses. Since May 2005, we have raised approximately $17.0 million in gross proceeds from the issuance of common stock and warrant exercises.

We currently have outstanding Series A, Series B, Series C, Series D and Series E warrants to purchase an aggregate of 5,518,938 shares of our Common Stock (the “Warrants”), that if exercised would provide gross proceeds to us totaling $13.6 million.

There are 247,960 Series A Warrants outstanding. Each Series A Warrant entitles the holder to purchase one share of our Common Stock at $1.50 per share (the “Series A Exercise Price”), exercisable for a period of five years. Once the resale of the Common Stock issuable upon exercise of the Series A Warrants is registered with the SEC, we may call the Series A Warrants upon notice to the warrant holder from time to time at any time that the Common Stock closes at or above $2.50 per share for ten (10) consecutive trading days at an average volume of 40,000 shares per day during the ten-day trading period, provided that, within twenty (20) business days after the date of such notice, the warrant holder will have the right to exercise, under the terms and conditions of the Series A Warrants, all or a part (but not less than 25%) of the Series A Warrants held at the Series A Exercise Price. From and after the expiration of such twenty (20) business day notice, we may repurchase all Series A Warrants then held for a purchase price of $0.01 per Series A Warrant unless and to the extent that the Series A Warrant holder first exercises the Series A Warrants at the Series A Exercise Price.

There are 932,461 Series B Warrants outstanding. Each Series B Warrant entitles the holder to purchase one share of Common Stock at $2.00 per share (the “Series B Exercise Price”), exercisable for a period of five years. Once the resale of the Common Stock issuable upon exercise of the Series B Warrants is registered with the SEC, we may call the Series B Warrants upon notice to the warrant holder from time to time at any time that the Common Stock closes at or above $3.33 per share, for ten (10) consecutive trading days at an average volume of 40,000 shares per day during the ten-day trading period; provided that, within twenty (20) business days after the date of such notice, the warrant holder will have the right to exercise, under the terms and conditions of the Series B Warrants, all or a part (but not less than 25%) of the Series B Warrants held at the Series B Exercise Price. From and after the expiration of such twenty (20) business day notice, we may repurchase all Series B Warrants then held for a purchase price of $0.01 per Series B Warrant unless and to the extent that the Series B Warrant holder first exercises the Series B Warrants at the Series B Exercise Price.

There are 1,418,906 Series C Warrants outstanding. Each Series C Warrant entitles the holder to purchase one share of Common Stock at $2.50 per share (the “Series C Exercise Price”), exercisable for a period of five years. The Series C Warrants are non-callable.

There are 553,500 Series D Warrants outstanding. Each Series D Warrant entitles the holder to purchase one share of Common Stock at $3.50 per share (the “Series D Exercise Price”), exercisable for a period of five years. The Series D Warrants are non-callable.

There are 2,363,111 Series E Warrants outstanding. Each Series E Warrant entitles the holder to purchase one share of Common Stock at $2.50 per share (the “Series E Exercise Price”), exercisable for a period of three years. The Series E Warrants are non-callable.

In addition to the Series A, Series B, Series C, Series D and Series E warrants described above, there are 101,280 warrants to purchase units outstanding. Each warrant entitles the holder to purchase one unit at $5.00 per unit. The units are identical to the units sold in the March 2006 private placement and consist of two shares of Common Stock and one Series D warrant. This warrant is non-callable. If this warrant and the underlying Series D warrants were to be fully exercised, the holder would be entitled to purchase an aggregate of 303,840 shares of Common Stock. We also have outstanding a warrant to purchase 65,000 shares of our Common Stock issued to Jeff Gilford, our former Chief Financial Officer, for an exercise price of $3.74 per share and a warrant to purchase 20,000 shares of our Common Stock to Stanley Blackburn, who is unaffiliated with us, for an exercise price of $3.74 per share, each of which was issued in connection with accounting and advisory services rendered by Blackford Partners. If these additional warrants were exercised, the gross proceeds provided to us would total approximately $1.2 million.

Based on our current operating plan, we anticipate that we will require, in addition to the $6.1 million raised in March 2006 and $3.3 million raised from the exercise of warrants in October 2006, a minimum of $1.7—$2.7 million of additional capital through March 2007. In addition to costs associated with production of units of the CATCHERTM device (which, as noted above, will vary based on the number of units that we decide to have manufactured), we anticipate that our most significant costs during the next 12 months will be the following items:

•	Research and development expenses, including salaries and associated employee benefits and travel, engineering and design services, and further testing and certification are currently anticipated to total approximately $5.8 million;

•	Sales and marketing expenses, which consist primarily of salaries, associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses and the costs of programs aimed at increasing revenue such as advertising, trade shows, public relations and other market development programs, are currently anticipated to total approximately $3.1 million; and

•	General and administrative expenses, which consist of salaries of our management, finance and administrative staff, and associated employee benefits and travel; facilities costs; information systems costs; legal, accounting and other professional fees; and other corporate costs, are currently anticipated to total approximately $4.1 million.

We anticipate that the additional capital will come principally from one or more of the following: customer deposits, working capital generated from unit sales, debt financing or vendor credit terms, proceeds from exercise of some or all of the outstanding warrants, or sale of additional securities. We do not currently have any financing arrangements or lines of credit with lenders. Since inception, we have not generated revenue and there can be no assurance that we will generate revenue in the future. The maximum potential amount of funds that we may receive from the exercise of all of the outstanding Warrants is approximately $14.8 million, in addition to the approximately $5.8 million already received upon partial exercise of the Series A, Series B, Series C and Series D Warrants.

We have experienced losses since inception and our cumulative loss to date is $(16,797,474). In addition, we have not generated cash from operations and our cumulative cash used in operations to date is $(11,197,183). These factors create a substantial doubt about our ability to continue as a going concern.

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

Pursuant to the declaration of conformity procedure required under the rules of the FCC, we successfully completed testing of the prototype and initial production units of the CATCHER™ device in October 2005 and July 2006, respectively, and are therefore permitted under the FCC’s rules to commence commercial sales of those units. We may be required to complete additional testing prior to offering for sale any future production units that are not electronically identical to those units previously tested and authorized under the FCC’s declaration of conformity procedure. We believe each additional testing under the FCC’s declaration of conformity procedure will take approximately two weeks to complete with an estimated total cost of $15,000.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. We are a development stage company with limited personnel and other resources. As a result, we have in the past discovered, and may in the future discover, areas in our internal controls that need improvement. Our controls over financial processes and reporting may not be effective in the future.

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

Our future is entirely dependent on our successful development of our technology, products and services. As we complete the initial development of the CATCHER™ device and transition from the development stage to commercialization, there is no assurance that the CATCHER™ device will perform as expected or be accepted by our target market.

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

Prior to the Acquisition of Catcher Inc., we filed three registration statements on Form S-8 that did not comply with the requirements of Rule 419 under the Securities Act. Rule 419 requires a blank check company to comply with certain escrow, disclosure, notice and other requirements when registering securities under the Securities Act. The SEC may bring an enforcement action or commence litigation against us for failure to comply with Rule 419. In addition, purchasers in the offerings registered under the three registration statements may sue us for failure to comply with Rule 419 and/or may bring rescission claims against us. If any claims or actions were to be brought against us relating to our lack of compliance with Rule 419, we could be subject to penalties (including criminal penalties), required to pay fines, make damages payments or settlement payments, or repurchase the securities that were sold in the offerings registered under the three registration statements. In addition, any claims or actions could force us to expend significant financial resources to defend ourselves, could divert the attention of our management from our core business and could harm our reputation. However, we believe that the potential liability for any rescission claims to individuals who purchased securities from us under the registration statements on Form S-8 would be immaterial to our financial condition.

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

Because our common stock is not approved for trading on the Nasdaq Global Market or listed for trading on another national securities exchange, our common stock is subject to the securities laws of the various states and jurisdictions of the United States in addition to federal securities law. This regulation covers any primary offering we might attempt and all secondary trading by our stockholders. While we may register our common stock or qualify for exemptions for our common stock in one of more states, if we fail to do so the investors in those states where we have not taken such steps may not be allowed to purchase our stock or those who presently hold our stock may not be able to resell their shares without substantial effort and expense. These restrictions and potential costs could be significant burdens on our stockholders.

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

We are authorized to issue 50,000,000 shares of our common stock. As of November 6, 2006, we had 19,847,277 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants and options. If shares of common stock are issued, options and warrants are exercised, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution. Additionally, sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock market price.

Shares eligible for future sale may adversely affect the price of our common stock.

In connection with a private placement of securities we closed in March 2006, Charles Sander, Ira Tabankin and our former CFO Jeff Gilford entered into contractual lock-up agreements with the participants in the private placement pursuant to which they agreed that they would not sell any shares of our common stock until the first to occur of the following: (a) the ninetieth (90th) day following the date on which the registration statement registering the shares of Common Stock issued in connection with the March 2006 private placement is declared effective by the SEC; and (b) the one year anniversary of the initial closing of the March 2006 private placement. After the lock-up agreements expire, the shares held by these individuals will be eligible for sale in the public market, subject to applicable volume limitations under Rule 144 (“Rule 144”) promulgated under the Securities Act.

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

Securities Issued during “Blank Check Company” Period

Certain securities we issued while we were a “blank check company” (as defined in the rules and regulations of the Securities and Exchange Commission) are subject to the letter dated January 21, 2000 from the Securities and Exchange Commission’s Division of Corporation Finance to NASD Regulation, Inc. (the “Worm Letter”). As stated in the Worm Letter, it is the position of the Securities and Exchange Commission’s Division of Corporation Finance that securities issued by “blank check companies” are not transferable under Rule 144 under the Securities Act. As a result, these securities may not be transferred under Rule 144. All securities that we believe were issued while we were a “blank check company” are currently being registered for resale.

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

Ite m 3.	Controls and Procedures.

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

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

EXHIBIT INDEX

EXHIBIT #	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended Bylaws of the Registrant.

4.13(7)	Form of Warrant issued to Emerging Growth Equities, Ltd.

4.14(6)	Form of Series E Warrant.

10.30(3)	Separation and Release Agreement, dated as of August 31, 2006 by and between Catcher, Inc. and John Sutton.

10.31(4)	Interim Executive Services Agreement, dated as of September 5, 2006 by and between Tatum, LLC and Catcher Holdings, Inc.*

10.32(5)	Confidential Settlement Agreement and Mutual Release of Claims, dated as of October 6, 2006 by and between Catcher, Inc. and Jeff Gilford.

10.33	Lease Agreement, dated as of October 12, 2006, by and between Catcher and GPO Riverbend, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed on Form 8-K with the SEC on June 28, 2005 and incorporated herein by reference.

(2)	Previously filed with the SEC on Form 10-SB on May 29, 2003 and Form 8-K on August 1, 2005 and herein incorporated by reference.

(3)	Previously filed with the SEC on Form 8-K on September 6, 2005 and herein incorporated by reference.

(4)	Previously filed with the SEC on Form 8-K on September 11, 2005 and herein incorporated by reference.

(5)	Previously filed with the SEC on Form 8-K on October 10, 2005 and herein incorporated by reference.

(6)	Previously filed with the SEC on Form 8-K on November 8, 2006 and herein incorporated by reference.

(7)	Previously filed with the SEC on Form 10-QSB on August 10, 2006 and herein incorporated by reference.

*	Certain confidential portions of this exhibit were omitted and provided separately to the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATCHER HOLDINGS, INC.

Date: November 14, 2006	By:	/s/ Charles Sander
Name: Charles Sander
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2006	By:	/s/ Debra Hoopes
Name: Debra Hoopes
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)