Form 10KSB
period 2006-12-31
CATCHER HOLDINGS, INC
filed 2007-05-21
CIK 1230802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 000-50299

CATCHER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	62-1751433
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

44084 Riverside Drive

Leesburg, Virginia 20176

(703) 723 - 2700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year. $99,609

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant on April 23, 2007, was $14,821,040.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Company Overview

Catcher Holdings, Inc. (“Catcher Holdings” or the “Company”) has developed the CATCHER™ device, a ruggedized portable computer built to military standards that incorporates voice, video, data, and biometric information with multiple wireless and wired communications capabilities. We expect the device to be part of the worldwide enterprise mobile device platform marketplace, which is comprised of commercial-grade, semi-rugged/rugged and fully rugged form products.

We have completed development and are in production with our initial product, the CATCHER™ device. We obtained the necessary Federal Communications Commission (“FCC”) equipment certification for the prototype in October 2005, as well as successfully completed the European Union’s CE testing in November 2005. We have secured initial purchase orders and we commenced initial production in October 2006.

The CATCHER™ device is a patent pending product built to pass the testing as set forth in Military Standard 810F. It is a ruggedized portable personal computer that integrates features of several individual devices, including a personal computer utilizing Microsoft® XP Pro with Tablet PC capabilities as its operating system, two digital cameras with patent pending digital watermarking technology, wireless and wired communications, global positioning satellite receiver, video conferencing, and a biometric finger print reader. The CATCHER™ device utilizes an Intel Pentium M processor. The production unit weighs only 3.8 lbs. (excluding battery weight), is 10.5 inches in width, 7.27 inches in height, 2.27 inches in depth, and has a daylight-viewable 6.4 inch diagonal VGA backlit touch screen.

The CATCHER™ device enables multiple video/audio streams to be operated from a portable unit; it also introduces watermarking technology for digitally recorded video/digital stills and audio tied to GPS. The CATCHER™ device was designed for non-computer literate users, is light weight, and built to withstand common abuse. It is designed to be used in a broad temperature range of -30 to +55C, 100% humidity, and in highly dusty environments. We are developing a series of accessories to support the product, which will include extra batteries and a vehicle install kit to allow easy transportability of the CATCHER™ device. In addition, We are developing the Catcher CONSOLE™, which is a software package that operates on any Windows™ based PC and enables communication and remote viewing of the CATCHER™ device and other Windows™ based devices (Windows™ is a registered trademark of the Microsoft Corporation).

History of the Company

We were originally incorporated in the state of Delaware on August 25, 1998 under the name U.S. Telesis, Inc. On May 20, 1999, we merged with and into Woodland Communications Group, Inc. and on June 3, 1999, we changed our name to U.S. Telesis Holdings, Inc. On March 1, 2001, the State of Delaware revoked our charter for failure to pay franchise taxes. On May 29, 2003, we filed a Form 10-SB under the Securities Exchange Act of 1934, as amended, to become a reporting company and subsequently amended the Form 10-SB in July 2003. On March 31, 2005 the state of Delaware reinstated our charter upon payment of the overdue franchise taxes, including interest and penalties. On May 4, 2005, we acquired Catcher, Inc., a Delaware corporation (“Catcher”), pursuant to three simultaneous stock purchase agreements with the holders of the issued and outstanding stock of Catcher (the “Acquisition”), as a result of which Catcher, a development stage operating company, become our wholly-owned subsidiary and our sole operating company. For financial reporting purposes, we have treated the Acquisition as a reverse merger. As a result of the foregoing as well as the fact that the Acquisition is treated as a reverse merger of Catcher, the historical financial statements of Catcher became our historical financial statements after the Acquisition. On May 4, 2005, Catcher entered into an agreement with LCM Technologies, Inc. a Delaware corporation (“LCM”), which was a development stage operating company developing the CATCHER™ device. Under the agreement, Catcher purchased substantially all of the assets and liabilities of

LCM. The transaction was accounted for as a reverse merger. Accordingly, the historical financial statements of LCM Holdings are Catcher Inc.’s historical financial statements for reporting purposes.

Since the Acquisition of Catcher, we have accomplished the following:

•	Named our independent Directors and established a compensation, audit, and nominating and corporate governance committees;

•	Completed the prototype development of the CATCHER™ device;

•	Successfully completed testing of the prototype and initial production units in compliance with applicable FCC equipment authorization requirements;

•	Obtained certification to post the “CE” mark required of all electrical and mechanically operated equipment of non-European Community origin to be legally operated and sold within the European Union;

•	Entered into an outsourcing contract manufacturing agreement with KeyTronic Corporation for production of the device and commenced efforts required to begin initial low rate production;

•	Engaged the market by entering into Value Added Reseller (“VAR”) and manufacturing services representative agreements, and have been named as a certified supplier to Unisys Corp.;

•

Received initial low volume purchase orders from various companies including Unisys Corp., L3 Communications, Inc., Engineering and Professional Services, Inc., Alion Sciences and Technologies. The purchasers intend to use the units for testing, evaluation and demonstration purposes;

•	Commenced “initial” production and delivery of the CATCHER™ device; and

•	Entered into agreements with nine manufacturer’s representative firms in order to expand our distribution to local government and commercial markets.

Sales and Marketing

We have focused our efforts to date on research and development of the CATCHER™ device. In the fourth quarter of 2006 we received initial purchase orders for testing, evaluation and pilot programs and commenced initial production.

We utilize a two tiered sales strategy consisting of an executive sales team approach for the largest strategic systems integrators (tier one) and a channel sales approach, including small to medium sized value added resellers (VARs) in association with Manufacturers Representatives (MRs), that identify, sign, and support the VARs in the field (tier two). In the tier two channel, the combination of VARs and MRs gives us a substantial number of sales representatives presenting the product to both VARs and end-users looking for a VAR. Initially, we targeted VARs that already sell their products and services to government agencies such as the Departments of Defense, Homeland Security and Justice, other law enforcement and security agencies, municipal and general aviation facilities, and border and port facilities. By engaging MRs, we believe we are positioned to expand outside of the government sector into commercial, industrial and private first responder markets. The Sales Group (located in the western United States including California, Washington and Oregon among others) is the first MR firm engaged by us. The Sales Group’s primary focus is the first responder (the first persons on the scene, e.g., police, fire and EMS) and commercial/industrial end-users. Many of the sales representatives working for The Sales Group, have previous experience selling the Itronix Tablet PC, a device similar to the CATCHER™ device but lacking certain key features, including biometrics. This experience has helped The Sales Group to identify several vertical markets for the CATCHER™ device, a product which they see this as a growth opportunity for their business. The Sales Group covers California, Arizona, Nevada, Hawaii, Washington, Oregon, Alaska, western Idaho, and western Montana, and has its corporate offices in Calabasas, California. As of March 5, 2007, we have also signed agreements with eight other MR firms including, among others: J. Brophy and Associate (Illinois, Indiana and Wisconsin), PMC and Associates covering the mid-Atlantic region (New

York, New Jersey, Washington D.C., and other states in that region) and the Cambridge Group (Texas, Oklahoma, and other states in the southwestern U.S.).

If the CATCHER™ device establishes a track record in the first responder and commercial/industrial markets it is likely that we will consider engaging Original Equipment Manufactures (OEMs) under licensing agreements that will further extend the reach of our products.

Our technical staff and key personnel in sales, marketing, business development, and engineering currently support the VARs and MFs. We believe this approach will enable us to reduce marketing and sales force costs and reduce the time to market.

To date, we have entered into VAR agreements with eleven companies including: Engineering and Professional Services (EPS), L-3 Government Services, Inc. and Alion Science and Technology, Inc.

We are in various stages of contract negotiations with numerous additional VARs, which will generally include pricing and volume commitment terms. In addition, we have also started the process of becoming an “approved vendor” to government integrators who are not under a VAR agreement, enabling us to supply products to these relationships as demand is created.

We have been appointed a certified supplier to Unisys Corporation (“Unisys”), and have received an initial order from Unisys, which they will use to complete their evaluation process and market the CATCHER™ device through the Unisys Center of Excellence, a showcase for their various products and services.

We have outsourced production to a contract manufacturer. On November 22, 2005, we entered into a manufacturing agreement with KeyTronic EMS, a division of KeyTronic Corporation [Nasdaq:KTCC] (“KeyTronic”). Under the agreement, KeyTronic will manufacture the CATCHERTM device, at fixed unit prices dependent on monthly purchase volumes. The initial term of the agreement expires on December 31, 2009 and the agreement may be renewed for additional two-year terms. KeyTronic, with headquarters in Spokane, Washington, is a $200 million contract manufacturing company with more than 30 years experience and worldwide manufacturing capacity including the US, Mexico, and China. KeyTronic has a reputation for innovation and has become a value-added contract manufacturing partner to some of the world’s leading OEMs.

Competition and Market Risks

At present we are not aware of any significant direct competitive platform based upon our own research and upon information that we developed from market participants and government agencies. There are many firms that offer non-ruggedized to ruggedized products with some of the product specifications of the CATCHER™ device and Catcher CONSOLE™, but we are not aware of any platform that directly competes with our specifications.

Venture Development Corporation, an independent technology market research consulting firm specializing in a number of mobile/wireless, telecom/datacom, industrial, defense and niche enterprise IT markets estimated that the worldwide enterprise rugged mobile device platform marketplace, which is comprised of semi-rugged/rugged and fully rugged form factor products reached $4.3 billion in 2005 and would continue to grow relatively robustly with shipment growth forecast at over 9% compound annual growth rate (CAGR) through 2010 in its publication entitled “Enterprise Mobility Solutions: Mobile Offering Analyses” published in October 2006.

The portable ruggedized computer market is diverse and highly competitive and has relatively low entry barriers. Moreover, it is subject to constant technological change and intense marketing by providers who may be capable of introducing products similar to the CATCHER™ device in a short period of time. Currently, other technology alternatives exist to the CATCHER™ device, including a range of consumer products, ruggedized laptops, tablets and handheld PDA devices. Our goal is to replace these existing products with the CATCHER™ device by providing increased functionality or eliminating the need for users to acquire and maintain multiple devices.

New competitors may enter this market and potentially use the same market entry strategy employed by us or by obtaining the technological, financial and other resources to be a significant competitor to us. Such potential competitors may be significantly larger and have substantially greater market presence as well as have greater financial, technical, operational, sales, marketing and other resources and experience, including more established relationships with vendors, distributors and partners, than we have. In the event that such a competitor expends significant sales and marketing resources in one or several of the market segments where we compete, we may not be able to continue to compete successfully in such markets. See also “Risk Factors.”

Intellectual Property

We hold U.S. Patent No. 7,209,035, titled “Portable Handheld Security Device,” issued on April 24, 2007, from U.S. Patent Application Serial No. 10/885,515 filed July 6, 2004. Ira Tabankin and John Sutton are the named inventors. The patent covers various features utilized in the CATCHER™ device. All right, title and interest in and to the patent have been assigned to us.

On September 12, 2006, Ira Tabankin and John Sutton filed U.S. Continuation Application Serial No. 11/519,147. The continuation claims priority from U.S. Patent Application Serial No. 10/885,515 (now U.S. Patent No. 7,209,035), and recites claims originally recited in the parent application. We are awaiting action by the USPTO.

On June 11, 2004, Ira Tabankin filed with the USPTO two Intent to Use Applications (Application Numbers 78/433,770 and 78/433,768) for the trademarks “CATCHER” and “SECURE CARGO VISION,” respectively, both in international class 9. The trademark applications are pending and the application for the “CATCHER” trademark was published for opposition on September 13, 2005. We have been assigned all of the right, title, and interest in and to those trademark applications. We have and we intend, from time-to-time, to file additional patent applications directed to enhancements to the CATCHER technology. Such applications may, without limitation, include new applications, continuations and continuations in part of existing applications, and foreign applications corresponding to any or all of these. We believe that we own or can license all of the intellectual property necessary to conduct our business given the assumption that licensed technology and know-how will be available on terms and conditions acceptable to us to manufacture the CATCHER™ device to our specifications.

On March 3, 2006, Ira Tabankin filed a provisional patent application (Serial No. 60/728,364) for new IP that is being incorporated into the CATCHER™ device including digital watermarking technology. The term “watermarking technology” refers to a technology whereby Global Positioning System data is integrated into video/digital stills and/or audio data such that the presence of an integrated watermark may be used at a later time to verify data as original and unaltered. Mr. Tabankin signed over the provisional patent application to us on March 3, 2006.

On March 5, 2007, Ira Tabankin filed U.S. non-provisional Patent Application Serial No. 11/713,797, which claims priority from provisional application Serial No. 60/728,364. We are awaiting action by the USPTO.

On March 26, 2007 we filed U.S. provisional patent application Serial No. 60/907,222 for new a software product, the Catcher CONSOLE™, which is a software package that can operate on any Windows™ based PC and enables communication and remote viewing of the CATCHER™ device and other Windows™ based devices (Windows™ is a registered trademark of the Microsoft Corporation). According to standard USPTO procedure, the provisional application will not be examined, and we may file a non-provisional patent application on or before March 25, 2008, claiming priority to the date the provisional patent was filed. We plan to file a non-provisional application prior to the deadline, but no action has been taken to date.

Governmental Regulation

The FCC has broad authority to establish rules, regulations, restrictions, and conditions to carry out the provisions of the Communications Act of 1934. The FCC has adopted rules to limit the potential for harmful interference caused by a radio frequency (“RF”) device to other RF devices. These rules also generally prohibit the marketing or sale of equipment generating RF energy, unless the equipment is tested to establish compliance with FCC technical standards and is authorized pursuant to applicable equipment authorization procedures, such as certification, declaration of conformity, and verification. Devices that contain low-power wireless transmitters are subject to the FCC’s certification procedures. The CATCHER™ device features technology which requires a declaration of conformity or certification under the FCC rules and also features a low-power wireless transceiver. The wireless transceiver has been separately authorized for use pursuant to an FCC certification.

Pursuant to the FCC’s declaration of conformity procedure, we successfully completed testing of the prototype and initial production units and therefore are permitted under the FCC’s rules to commence commercial sales of those units. We may be required to complete additional testing prior to offering for sale any future production units that are not electrically identical to those units previously tested and authorized under the FCC’s declaration of conformity procedure. We believe each additional testing under the FCC’s declaration of conformity procedure will take approximately two weeks to complete with an estimated total cost of $15,000.

The CATCHER™ device has been tested under the procedures set forth in Military Standard 810F. This testing is approved by all departments and Agencies of the Department of Defense. The standardized tests are designed to assess environmental design and the limits of conditions to which the unit may be exposed throughout its service life. The CATCHER™ device was evaluated based on exposure to temperature, humidity, shock, vibration and drop and met or exceeded each standard to which it was tested.

Our business and results may be affected by failure to obtain any required FCC equipment authorization, rules and regulations that are adopted or may be adopted in the future, as well as any failure to comply with those rules and regulations, or failure to obtain the required approvals thereunder.

Employees

As of December 31, 2006, we had fourteen full time direct employees. It is our intent to outsource most engineering, design, production, marketing, public relations, investor relations, human resources, and legal functions. We believe that we have good relations with our employees, and do not envision a work stoppage. None of our employees or consultants are represented by unions or collective bargaining agreements. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly qualified personnel, and upon the continued service of our senior management and outsourced relationships. Competition for qualified personnel in our industry and geographical location is intense. We cannot provide any assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified employees or engaging outsourced relationships to conduct our business in the future.

Research and Development

We continue to invest in research and development, believing our future success depends largely on our ability to continue to consolidate and enhance the CATCHER™ device and Catcher CONSOLE™ products into a single, comprehensive, feature-rich extendable platform. Our engineering teams focus on the concurrent development of a range of product enhancements that leverage our modular product architectures. Our product development efforts focus on new products, the exploration of emerging technologies and standards, and the continued enhancement of existing products. We also continually review opportunities to form alliances with third-party vendors of complementary technologies and products to enhance the functionality of our product families. We may, based on timing and cost considerations, continue to explore opportunities to license or acquire technologies or products from third-parties.

We expect to retain skilled development engineers whose services are in short supply. Should we need to replace these skilled engineers and should we face any delays or difficulties in doing so, our business, financial condition and results of operations could be adversely affected. As of December 31, 2006, our product development organization consisted of 8 people. Our research and development expense in 2006 and 2005 was approximately $4.3 million and $2.5 million respectively.

Environmental Regulation

We are not materially impacted by environmental regulation.

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

RISK FACTORS

An investment in our common stock is highly speculative and involves a high degree of risk. You should carefully consider the risk factors described below and the other information in this Annual Report and our other SEC filings before you decide whether to buy our common stock. We have included in this section a discussion of all risks that we consider material. However, additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. The occurrence of any of these risks could harm our business. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should also refer to the other information set forth in this Annual Report, including our financial statements and related notes.

Risks Specific to Us

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

We do not believe that our available resources may be sufficient alone, without additional sources of financing, to adequately scale production of the CATCHER™ device, and expect to incur operating losses for the foreseeable future. If revenues from operations are insufficient to support our planned expansion of operations, we will need to access additional equity or debt capital. If public or private financing is not available when needed or is not available on terms acceptable to us, our growth and revenue-generating plans may be materially impaired. Such results could have a material adverse effect on our financial condition, results of operations and future prospects. These factors create a substantial doubt about our ability to continue as a going concern and our auditors have included a going concern qualification in their report on our audited financial statements.

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

We have limited operating history on which to base an evaluation of our business and prospects. To date, we have engaged primarily in research, development and initial production, securing rights to essential technology, product testing, engaging markets and distribution sources, and making other arrangements necessary to begin operations. To date, we have entered into agreements with a limited number of VARs establishing distribution terms and conditions. We have also initiated preliminary discussions with prospective customers or strategic business partners, as well as preliminary discussions with potential VARs and distributors. Our prospects must be considered in light of the risks frequently encountered by a start-up technology company formed to engage in a relatively new, potentially highly competitive industry.

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

While we believe that our CATCHER™ device is a highly distinctive concept, its distinctiveness adds to the speculative nature of our business because we are not aware of any comparable products that we can look to in order to assess the marketability and demand for our product. We can provide no assurance that we will ever achieve any significant revenues or profitable operations from our planned operations.

If we are unable to obtain and maintain patent and other intellectual property ownership rights relating to the CATCHER™ device, then we may not be able to sell the CATCHER™ device, which would have a material adverse impact on our results of operations and the price of our common stock.

We own all of the right, title and interest in and to U.S. Patent No. 7,209,035, titled “Portable Handheld Security Device,” issued on April 24, 2007, from U.S. Patent Application Serial No. 10/885,515 filed July 6, 2004. We own all of the right, title and interest in and to U.S. non-provisional Patent Application Serial No. 11/713,797, for new IP that is being incorporated into the CATCHER™ device including digital watermarking technology. We own all of the right, title and interest in and to U.S. provisional patent application Serial No. 60/907,222 for a new software product, the Catcher CONSOLE™, which is a software package that can operate on any Windows™ based PC and enables communication and remote viewing of the CATCHER™ device and other Windows™ based devices (Windows™ is a registered trademark of the Microsoft Corporation). The above items are hereinafter referred to as (the “Patents”).

The Patents are presumed valid, but there is no assurance that they will not be successfully challenged or circumvented by competitors or others. If we fail to maintain and enforce our rights in the Patents, or if we fail to maintain and protect our rights in our other intellectual property, including our know-how, trade secrets and trademarks, such failures, individually and in the aggregate, could have a material adverse effect upon our business prospects, financial condition and results of operations. In addition, we have and we intend from time-to-time, to file additional patent applications directed to enhancements to the CATCHER™ device. Such applications may include new applications, continuations and continuations in part of existing applications, and foreign applications corresponding to any or all of these. If such patents issue, they will be presumed valid, but there is no assurance that they will not be successfully challenged or circumvented by competitors or others.

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

Pursuant to the declaration of conformity procedure required under the rules of the FCC, we successfully completed testing of the prototype and initial production units of the CATCHER™ device and are therefore permitted under the FCC’s rules to commence commercial sales of those units. We may be required to complete additional testing prior to offering for sale any future production units that are not electronically identical to those units previously tested and authorized under the FCC’s declaration of conformity procedure. We believe each additional testing under the FCC’s declaration of conformity procedure will take approximately two weeks to complete with an estimated total cost of $15,000.

In addition, although compliance with applicable Military Standard 810F procedures is not required for us to commence sales of the CATCHER™ device, we believe that compliance with, and satisfaction of, applicable Military Standard 810F procedures is important to our ability to market and sell the CATCHER™ device. We submitted the CATCHER™ device for testing for compliance with applicable Military Standard 810F procedures. The CATCHER™ device met or exceeded the applicable standards for which it was tested. We will be required to complete additional testing for future products in order to sell to certain target markets.

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

We have identified material weaknesses in our internal controls, and as a result, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. We are a development stage company with limited personnel and other resources. As a result, we have discovered material weaknesses in our control environment, including the following:

•	We did not maintain adequate segregation of duties among the administrative staff;

•

We failed to maintain formalized accounting policies and procedures. Once implemented, the polices and procedures should provide guidance to accounting personnel in the proper treatment and recording of financial transactions, as well as proper internal controls over financial reporting;

•	We did not have effective information technology policies and procedures in place, which addresses financial reporting risks associated with the IT function;

•	We did not maintain sufficient data back up and off site storage process;

•

We did not maintain sufficient controls related to the establishing, maintaining, and assigning of user access security levels in the accounting software package used to initiate, process, record, and report financial transactions and financial statements. Specifically, controls were not designed and in place to ensure that access to certain financial applications was adequately restricted to only employees requiring access to complete their job functions;

•

We did not maintain sufficient controls over Excel spreadsheets used to compile and produce financial statements. Critical spreadsheets failed to have all the required controls performed in accordance with Company policy; and

•

We did not maintain effective controls over the recording of recurring and non-recurring journal entries. Specifically, controls over the supervisory review and approval of journal entries for the recording of these financial transactions failed.

In addition, our internal controls have been weakened as a consequence of recent resignations by certain members of our management team. To accommodate these management changes, there have been significant changes in controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to have a materially affect, on our internal controls over financial reporting. Management has undertaken a review of the material weaknesses noted above, and has formulated a plan to take appropriate remedial steps. There can be no assurance that such plans or remedial steps will be effective or that our controls over financial processes and reporting will be effective in the future.

We may be unable to adapt to technology trends or evolving industry standards which would impede our ability to successfully develop and sell new products.

We will need to adapt to competitively significant changes in component technology as well as to advanced technology used by our competitors. New products based on new technologies or new industry standards expose us to risks of technical or product obsolescence. We may not be successful in using new technologies effectively, developing new product iterations or enhancing existing products in a timely manner. If we are unable to adapt to technology trends and evolving industry standards, our financial condition, results of operations and future prospects will be materially adversely affected.

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

We generally place orders with the contract manufacturer in advance of the scheduled delivery of the finished product to our customer. In some instances, due to the length of component lead times, we might need to place manufacturing orders on the basis of our or our customer’s forecasts of the quantity and timing of such customer’s expected purchases from us. Consequently, if we inaccurately anticipate customer demand for our products, we might be unable to obtain adequate quantities of components to manufacture products sufficient to meet our customer delivery requirements, or alternatively, we might accumulate excess inventory of components. Any failure to manage our inventory levels or respond to unexpected shifts in customer demand could have a material adverse effect on our financial condition, results of operations and future prospects.

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

Risks related to our industry

The ruggedized portable computing market is highly competitive and we may be unable to compete effectively.

The ruggedized portable computer market is diverse and highly competitive and is characterized by relatively low entry barriers. Moreover, it is subject to constant technological change and intense marketing by providers who may be capable in a short period of time to introduce products similar to the CATCHER™ device. We expect that new competitors are likely to enter this market, potentially using the same market entry strategy employed by us. Any potential competitors may be significantly larger and have substantially greater market presence, greater financial, technical, operational, sales, marketing and other resources and experience, including more established relationships with vendors, distributors and partners, than we have. In the event that such a competitor expends significant sales and marketing resources in one or more of the security market segments where we compete, we may not be able to continue to compete successfully in such markets. We believe that there will be significant competition in the market for products having functionality similar to the CATCHER™ device. Such competition will exert downward pressure on prices. In addition, the pace of technological change could make it impossible for us to keep pace with such competitors in such an environment. If our competitors were to provide better product at better prices, our financial condition, results of operations and future prospects will be materially adversely affected.

Competition from companies with greater resources than us could adversely affect our business and the price of our common stock.

Many of the aspects of our business are currently and potentially highly competitive. We will compete with numerous other companies in different segments of the security market with the financial and technological ability to compete with us. Moreover, it is possible that the Patents will not provide us with adequate protection from companies capable of circumventing it. In addition, the Patents are not based on technological innovation in any particular function of the CATCHER™ device, but rather on its total functional concept. These concepts could be copied or improved upon by competitors quickly. Many of these potential competitors have substantially greater capital and other resources than we do and many are better situated to attract experienced technical and other personnel. Our current competitive edge in large part depends upon the extensive knowledge of our management team in creating and thus far developing the CATCHER™ device and in our relationships with our strategic partners and potential customer base. While we believe that this is a significant competitive advantage, it is not one that depends upon any resource that is unique to us. If we were to lose this competitive advantage, such loss would have a material adverse effect on our business prospects, financial condition and results from operations.

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

Because our common stock is not approved for trading on the Nasdaq Global Market or listed for trading on a national securities exchange, our common stock is subject to the securities laws of the various states and jurisdictions of the United States in addition to federal securities law. This regulation covers any primary offering we might attempt and all secondary trading by our stockholders. While we may register our common stock or qualify for exemptions for our common stock in one of more states, if we fail to do so the investors in those states where we have not taken such steps may not be allowed to purchase our stock or those who presently hold our stock may not be able to resell their shares without substantial effort and expense. These restrictions and potential costs could be significant burdens on our stockholders.

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

We are authorized to issue 50,000,000 shares of our common stock. As of April 23, 2007, we had approximately 20,186,000 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants and options. If shares of common stock are issued, options and warrants are exercised, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution. Additionally, sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock market price.

Shares eligible for future sale may adversely affect the price of our common stock.

From time to time certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 (“Rule 144”) promulgated under the Securities Act subject to certain limitations including applicable volume limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company who has satisfied a two-year holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

Securities issued during the “Blank Check Company” period are not eligible for transfer pursuant to Rule 144

Certain securities we issued while we were a “blank check company” (as defined in the rules and regulations of the Securities and Exchange Commission) are subject to the letter dated January 21, 2000 from the Securities and Exchange Commission’s Division of Corporation Finance to NASD Regulation, Inc. (the “Worm Letter”). As stated in the Worm Letter, it is the position of the Securities and Exchange Commission’s Division of Corporation Finance that securities issued by “blank check companies” are not transferable under Rule 144 under the Securities Act. As a result, these securities may not be transferred under Rule 144. The majority of securities that we believe were issued while we were a “blank check company” were registered for sale on a registration statement on Form SB-2 as amended which was effective on December 31, 2006. We anticipate registering any remaining shares on future registration statements.

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

ITEM 2.	DESCRIPTION OF PROPERTY

On October 12, 2006, we entered into a lease agreement for the premises comprising approximately 2,604 square feet for our headquarters at 44084 Riverside Parkway, Leesburg, Virginia 20176 (the “Lease”). The term of the Lease extends for three (3) years, ending on October 31, 2009. We paid a security deposit of $21,700, and are obligated to pay rent in the amount of $65,100 for the period from November 1, 2006 through October 31, 2007. Thereafter, our rent obligations are: $67,053 for the period from November 1, 2007 through October 31, 2008; and $69,065 for the period from November 1, 2008 through October 31, 2009. Some of our employees are located remotely, with our engineering services located in Round Rock, Texas.

In December 2005, we leased approximately 2,500 square feet of office space in Carlsbad, California for a period of 38 months, but which may be terminated earlier with 6 months prior written notice any time after the 24th month. The base rent initially will total approximately $4,600 per month. In the third quarter of 2006 we decided to close the Carlsbad office and are currently seeking to sublease this office space. On February 9, 2006, we leased approximately 3,500 square feet of space office space in Round Rock, Texas for a period of 36 months, but the lease may be terminated earlier with 6 months prior written notice any time after the 24th month. The base rent initially will total approximately $4,700 per month.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 18, 2006, we held our annual meeting of stockholders at which our stockholders (i) elected five (5) directors to hold office until the next annual election of directors, (ii) adopted our 2005 Stock Incentive Plan, and (iii) ratified the appointment of Stonefield Josephson, Inc. as our independent registered public accounting firm for the year ending December 31, 2006. The vote on such matters was as follows:

1. Election of Directors.

Nominee	Total Vote for Each Nominee	Total Vote Withheld from Each Nominee
Charles Sander	10,301,783	0
Ira Tabankin	10,301,783	0
Harry Casari	10,296,277	0
Rear Admiral (retired) Cathal Flynn	10,297,616	0
Dr. H. Clayton Foushee, Jr.	10,301,783	0

2. Adoption of our 2005 Stock Incentive Plan.

For	Against	Abstain	Broker Non-Vote
7,979,873	82,500	620,000	1,691,270

3. Ratification of Stonefield Josephson, Inc. as Independent Auditors for the fiscal year ending December 31, 2006.

For	Against	Abstain	Broker Non-Vote
10,302,255	71,388	0	0

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SAMLL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Our shares have quoted on the OTC Bulletin Board under the symbol “CTHH” since June 24, 2005. On July 29, 2003, after the effectiveness of the Company’s Form 10SB our shares began quotation on the OTC Bulletin Board under the symbol “FHON.” The following table sets forth the high and low bid price for our Common Stock for each quarter for the period of trading on January 1, 2004 through December 31, 2006, as quoted on the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2004		2005		2006
Period	High	Low	High	Low	High	Low
First Quarter	$0.818	$0.720	$0.936	$0.756	$4.400	$2.750
Second Quarter	0.504	0.456	6.120	4.229	3.950	2.000
Third Quarter	0.288	0.288	5.250	3.250	3.950	2.050
Fourth Quarter	0.720	0.508	5.400	2.250	3.200	1.300

As of the April 23, 2007, there were approximately 198 record holders of our Common Stock. Since inception, we have not paid and do not expect to pay any dividends on our shares of Common Stock for the foreseeable future as all earnings will be retained for use in the business.

Dividend Policy

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business. We do not expect to pay any cash dividends in the foreseeable future. Any decision to pay cash dividends on our common stock will be made by the members of our Board of Directors, in their discretion, and will depend on our financial position, operating results, capital requirements and other factors that the Board of Directors considers significant

With respect to equity compensation plans as of December 31, 2006, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,610,000		2.60	619,000
Equity compensation plans not approved by security holders	1,003,000	(1)	$3.74	—

Total	2,613,000		$3.74	619,000

(1)	This amount includes 918,000 options issued to Jeff Gilford which were approved by the board of directors on October 24, 2005 and are not subject to security holder approval. In addition, this amount includes 85,000 warrants issued to Blackford Partners, an affiliate of Mr. Gilford, which were approved by the board of directors on June 24, 2005 and are not subject to security holder approval.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and plan of operation contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, our ability to continue as a going concern availability and cost of financial resources, product demand, market acceptance, intellectual property protection, material weaknesses in our internal controls, key personnel recruitment and retention potential liability to the SEC and stockholders, our ability to issue “blank check” preferred stock and other factors discussed in this Annual Report under the heading “Risk Factors”. This discussion and analysis of our financial condition and plan of operation should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report.

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

Catcher was originally formed during April 2005, principally to operate the business of developing, manufacturing and distributing the CATCHER™ device, a portable, ruggedized, wireless handheld computing and communications device. Pursuant to an asset purchase agreement between Catcher and LCM Technologies, Inc. (“LCM”), Catcher purchased certain assets and assumed certain liabilities of LCM and its founder, Ira Tabankin, relating to the CATCHER™ device and the business of LCM (the “Acquisition”). For financial reporting purposes, the Acquisition was treated as a reverse merger whereby, LCM was treated as the accounting acquirer.

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

On March 1, 2001, the State of Delaware revoked UST’s charter for failure to file its annual report with the State of Delaware for the years 1999 and 2000 and to pay its franchise tax for those years. On May 29, 2003, UST filed a Form 10-SB with the SEC to become a reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”). UST amended the Form 10-SB in July, 2003. UST’s charter in the State of Delaware was revived on March 31, 2005 and franchise taxes due were paid with penalties and interest in an amount equal to $592.40.

UST’s plan was to identify and complete a merger or acquisition primarily in consideration of the issuance of shares of its capital stock with a private entity whose business presented an opportunity for UST’s stockholders. Consistent with that plan, UST acquired Catcher on May 4, 2005, as described above.

Plan of Operation

From inception to date, we have been primarily involved in organizational activity, negotiating vendor contracts, making arrangements for the commercial use and deployment of the CATCHER™ device, engaging and developing our initial customer base, and recruiting and managing staff. In October 2006 we completed development of our first product and commenced initial production.

We have negotiated and continue to negotiate agreements with VARs, distributors, integrators and OEMs. Our VARs, distributors and OEMs will purchase or license the CATCHER™ devices directly from us, and then in return sell devices to end-users. We have developed standard VAR agreements (one agreement for U.S. government sales and the other agreement for private sector and governmental sales other than U.S. government sales) for use in the ordinary course of our business. These standard VAR agreements provide that (i) the VAR’s appointment and the related licenses are non-exclusive; (ii) we are free to accept or reject orders placed by the VAR, and acceptances must be in writing; (iii) the pricing and payment terms will be as set forth in our price list, which we may change unilaterally with 30 days’ notice; (iv) the initial term is for two years, and the agreement will not continue unless the parties affirmatively agree to renew the agreement; and (v) we may terminate the agreement immediately in several situations, including an uncured material breach by the VAR. To date, we have entered into standard VAR agreements with eleven companies including EPS, L-3 GSI, and Alion Science and Technology Inc. Additionally we have received initial purchase orders from these VAR’s.

We are in the early stage of transitioning from development stage into an operational stage. Accordingly, at the current stage of our operations, we do not believe that period to period comparisons of our results of operations are meaningful and have elected not to provide a description of the comparisons between our financial position at December 31, 2006 and December 31, 2005 and for the periods then ended. The relationships between revenue, cost of revenue and operating expenses reflected in the financial information included herein do not represent future expected financial results.

Our costs associated with production of units of the CATCHER™ device will be variable based on the units that we decide to manufacture. Management currently does not anticipate that we will operate our own production facilities, and instead will outsource production to a third party manufacturer.

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

We expect our operating expenses will increase as we increase our transaction volumes, research and development activities, and sales and marketing activities. We anticipate developing new product versions with improved functionality or additional features which will require retesting and recertification along with accessories such as extra batteries, and a vehicle installation kit to allow easy transportability of the CATCHER™ device. In addition to these accessories, the Company is developing its first software product the Catcher CONSOLE™. Catcher CONSOLE™ is a software package that operates on any Windows™ based PC and enables communication and remote viewing of the CATCHER™ device and other Windows™ based devices (Windows™ is a registered trademark of the Microsoft Corporation).We anticipate that over the next 12 months that our operating expenses will increase at a slower rate relative to the rate of increase in our revenues during this same period.

We expect our principal activities over the next 12 months to include unit production, research and development, sales and marketing, and general and administration. In addition to costs associated with production of units of the CATCHER™ device, which will vary based on the number of units that we decide to have manufactured, we anticipate that our most significant costs related to the activities described above will include the following items:

•

Research and development expenses, including salaries and associated employee benefits and travel, engineering and design services, and testing and certification for FCC Type and Military Standard 810F, which are currently anticipated to total approximately $2.5 million;

•

Sales and marketing expenses, which consist primarily of salaries, associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses and the costs of programs aimed at increasing revenue such as advertising, trade shows, public relations and other market development programs, which are currently anticipated to total approximately $2.7 million; and

•

General and administrative expenses, which consist of salaries of our management, finance and administrative staff, and associated employee benefits and travel; facilities costs; information systems costs; legal, accounting and other professional fees; and other corporate costs, which are currently anticipated to total approximately $3.0 million.

We anticipate funding for the activities described above will come principally from some or all of the following sources: working capital generated from sales of additional securities, proceeds from the exercise of some or all of our outstanding warrants, debt financing, unit sales, customer deposits and vendor credit terms. We do not currently have any financing arrangements or lines of credit with lenders.

We have completed development and are in production with our initial product, the CATCHER™ device. Pursuant to the equipment authorization requirements of the FCC, we obtained declarations of conformity for the prototype and initial production units. We also successfully completed the European Union’s CE testing. We have secured initial purchase orders, commenced commercial production during the third quarter of 2006 and shipped units in the fourth quarter of 2006. We may be required to obtain additional declarations of conformity prior to offering for sale future production units that are not electrically identical to those authorized under our existing declarations of conformity.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. We are a development stage company with limited personnel and other resources. As a result, we have discovered material weaknesses in our control environment, including the following:

•	We did not maintain adequate segregation of duties among the administrative staff;

•

We failed to maintain formalized accounting policies and procedures. Once implemented, the policies and procedures should provide guidance to accounting personnel in the proper treatment and recording of financial transactions, as well as proper internal controls over financial reporting;

•	We did not have effective information technology policies and procedures in place, which addresses financial reporting risks associated with the IT function;

•	We did not maintain sufficient data back up and off site storage process;

•

We did not maintain sufficient controls related to the establishing, maintaining, and assigning of user access security levels in the accounting software package used to initiate, process, record, and report financial transactions and financial statements. Specifically, controls were not designed and in place to ensure that access to certain financial applications was adequately restricted to only employees requiring access to complete their job functions;

•

We did not maintain sufficient controls over Excel spreadsheets used to compile and produce financial statements. Critical spreadsheets failed to have all the required controls performed in accordance with Company policy; and

•

We did not maintain effective controls over the recording of recurring and non-recurring journal entries. Specifically, controls over the supervisory review and approval of journal entries for the recording of these financial transactions failed.

In addition, our internal controls have been weakened as a consequence of recent resignations by certain members of our management team. To accommodate these management changes, there have been significant changes in controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to have a materially affect, our internal controls over financial reporting. Management has undertaken a review of the material weaknesses noted above, and has formulated a plan to take appropriate remedial steps. There can be no assurance that such plans or remedial steps will be effective or that our controls over financial processes and reporting will be effective in the future.

RESULTS OF OPERATIONS

The following condensed financial information includes Catcher Holdings, Inc. plus the results of operations of all companies acquired from their respective dates of acquisition.

	Year ended December 31, 2006	Year ended December 31, 2005	For the period from inception (March 31, 2004 through December 31,) 2004
Revenue	$99,609	$—	$—
Cost of Goods Sold	96,964	—	—

Gross Margin	2,645	—	—
Operating expenses:
Research and development expenses	4,289,674	2,479,780	647,472
Selling, general and administrative expenses	5,729,642	5,653,110	100,894

Operating loss	(10,016,671)	(8,132,890)	(748,366)
Financing costs	(2,701,528)	—	—
Interest income (expense)	93,399	(16,697)	—

Loss from operations and net loss	$(12,624,800)	$(8,149,587)	$(748,366)

Year Ended December 31, 2006

Revenue

Since inception, we have generated only nominal revenue. We began initial production during October 2006 and have established a suggested base retail unit list price of approximately $7,000. The unit price charged to VAR’s will depend on volume commitments. At volume production levels, we expect the gross margin to be approximately 40%. Our margins for initial sales have been nominal reflecting promotional pricing to early adopters of our product. We anticipate that margins on the remaining initial 500 production units will be significantly lower than the 40% margin previously disclosed. This is due to the low-volume production coupled with other one-time costs specifically associated with producing these 500 units. We anticipate approaching margins of 40% in the later half of 2007 assuming we reach normal production levels coupled with an enhanced pricing model and product improvements achieved through continued development.

We have deferred revenue on any units for which the initial one month warranty period has not elapsed. Given our limited operating history, we cannot reliably predict the level of warranty claims in order to establish an appropriate reserve. We expect to develop an estimate for warranty claims as we develop experience.

Cost of Goods Sold

Cost of goods sold consists primarily of direct costs of the manufactured units, wages of operational employees and cost of training. Many factors are anticipated to affect our gross margin, including, but not limited to, market conditions, competition, production order volumes and supplier pricing. As noted above, management currently does not anticipate that we will operate our own production facilities, as we intend to continue to outsource production to a third party manufacturer. Cost of goods sold on units sold during the fourth quarter of 2006 were higher than expected due to low-volume production coupled with other one-time costs specifically associated with producing the initial 500 units.

Research and Development

Research and development expenses incurred in the design, development and testing of our product include compensation and benefits for management and staff, engineering and consulting services, electronic parts, testing, and other miscellaneous expenses.

Research and development expense represented 43% of total operating expenses during the year ended December 31, 2006. Research and development expense during 2006 increased over 2005 primarily related to increased headcount from bringing software development in house, design changes incorporated in response to issues experienced during evaluation of the units and the addition of features that were not planned until later releases of the product.

Included in research and development expenses during the year ended December 31, 2006 was $121,444 of stock-based compensation issued to employees and consultants in comparison to $268,647 during the year ended December 31, 2005. These stock-based compensation charges can fluctuate substantially from period to period based on the fair value of our stock and the number of options granted during each period.

In the future, we expect that the rate of research and development spending related to the CATCHER™ device will decrease as we shift from a development stage company to an operating company.

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

	Year ended December 31, 2006	Percentage of total operating Expenses
	(in Thousands)
Sales and marketing	$933	9%
General and administrative	2,768	28%
Stock-based compensation	2,028	20%

Total selling, general and administrative expenses	$5,730	57%

Selling and marketing activities increased during 2006 due to increased headcount, improvements to our website and attendance at our first major trade shows. In the future, the rate of spending on selling and marketing is expected to increase significantly as we add headcount for sales and marketing management, as we expand our marketing campaign for the CATCHER™ device and as we participate in industry and trade shows.

General and administrative expenses increased during 2006 primarily as a result of severance and lease abandonment costs, legal, accounting and financial printing costs which resulted from filing and effectiveness of our registration statement on Form SB-2 and restatement of prior period financial statements.

Stock-based compensation resulted from the amortization of compensation related to restricted stock issued to members of our board of directors, the accelerated vesting which resulted from the termination of our former CFO and amortization of compensation expense related to stock options issued to employees. Included in general and administrative expenses during the year ended December 31, 2005 was $3,254,484 in stock-based compensation issued to employees and consultants.

The aggregate compensation expense to be recognized for unvested awards at December 31, 2006 is approximately $2,410,000, which will be recognized over the next 2.35 years. These stock-based compensation charges can fluctuate substantially from period to period based on the fair market value of our stock and the number of options granted during each period.

In December 2006, the Company determined that the value of manufacturing equipment associated with its current version of the product would not be recoverable through the sale of units. This was determined by evaluating the expected future cash flows from product able to be produced on this equipment in comparison with the value of the equipment. As such, the Company recorded an impairment charge of $714,000 which is included in selling, general and administrative expenses for the year ended December 31, 2006. The Company did not record any impairment during the year ended December 31, 2005.

We expect that total spending on general and administrative expenses will remain relatively constant during the next year. However, we expect that spending on general and administrative items as a percentage of total operating expenditures will decrease as compared against other operating activities including sales and marketing and research and development.

Interest Income

Interest income increased in the year ended December 31, 2006 due to interest earned on short term investments of the cash balances that we have remaining from the private placement we completed in March 2006 and the warrant exercises in October 2005, February 2006 and November 2006.

Financing Costs

Financing costs for the year ended December 31, 2006 consisted of the issuance of Series C Warrants as an inducement to exercise Series A Warrants in February 2006, which resulted in a charge of approximately $1,074,000; the fair value of Series E warrant issued and discount on the exercise price offered as an inducement to exercise the Series A, Series B, Series C and Series D holders in November 2006 which resulted in a charge of approximately $1,485,000 and a charge of $143,000 related to the fair value of the common shares and Series D warrants issued as liquidated damages for failing to file a registration statement by the deadline imposed in the March 2006 Registration Rights Agreement. There were no financing costs recorded during the year ended December 31, 2005.

Income Tax Expense

Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2006, we had net operating loss carry forwards for federal and state income tax purposes of approximately $10.8 million. We also had federal and state research and development tax credits each of approximately $200,000. If not utilized, the net operating losses and credits will expire in varying amounts through 2026. Utilization of net operating losses and credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation could result in the expiration of our net operating losses and credit carryforwards before they can be used. As of December 31, 2006 and 2005, our deferred tax assets have been fully reduced by a valuation allowance since it is more likely than not that these future benefits will not be realized.

Year Ended December 31, 2005

Revenue

We did not generate any revenue through December 31, 2005. We completed the initial prototype of the CATCHER™ device during August 2005 and completed development and began production on evaluation units in the first quarter of 2006. Pursuant to the declaration of conformity procedure required under the rules of the FCC, we successfully completed testing of the prototype and initial production units in October 2005 and July 2006, and began initial production during October 2006. The units have a suggested base retail unit list price of at least $7,000 per unit. The unit price charged to VAR’s will vary depending on volume commitments. We began shipping production units during October 2006.

Cost of Goods Sold

Cost of goods sold will consist primarily of direct costs of the manufactured units, wages of operational employees and cost of training. Many factors are anticipated to affect our gross margin including, but not limited to, market conditions, competition, production order volumes and supplier pricing. Our management currently does not anticipate that we will operate our own production facilities, but instead will outsource production to a third party contract manufacturer. We did not sell any products through December 31, 2005.

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

Research and development expense represented 30.5% of total expenditures in 2005. Included in research and development expenses during the year ended December 31, 2005 was $268,647 in stock-based compensation issued to employees and consultants. These stock-based compensation charges can fluctuate substantially from period to period based on the fair value of our stock and the number of options granted during each period.

Selling, General and Administrative

Selling, general and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include compensation and benefits for management and staff, travel related expenses and professional services. Approximately $186,000 of the $5,653,110 expense was for sales and marketing. General and administrative expense was approximately $5,467,000 or 67.2% of total expenditures for the year ended December 31, 2005.

Included in selling, general and administrative expense is approximately $3,255,000 of compensation and consulting expense which resulted from 3,987,398 shares of common stock that we issued to employees and consultants for $0.001 per share. Since the shares were issued in consideration for employment agreements with members of management and to consultants for services rendered, the difference between the fair value of the shares of $0.89 and the price paid was recognized as stock-based compensation and consulting expense during the year ended December 31, 2005. In addition, we recorded approximately $116,000 in non-cash compensation expense related to the vested stock options issued to our former Chief Financial Officer in October 2005. The aggregate compensation expense to be recognized for unvested awards is approximately $380,000 which will be recognized over the next 4.5 years. These stock-based compensation charges can fluctuate substantially from period to period based on the fair value of our stock and the number of options granted during each period.

Interest Income (Expense)

Interest expense consisted of $41,345 related to shares issued to certain promissory note holders as consideration for the release of all claims to certain intellectual property of LCM that collateralized certain defaulted loans to LCM. This amount was offset by $24,648 of interest income resulting from short term investment of the cash balances that we have remaining from the private placement in May 2005 and the subsequent warrant exercise in October 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, cash used in operations primarily consists of the loss from operations offset by non-cash charges related to stock-based compensation and acquired research and development. As of April 23, 2007, we had a cash balance of approximately $700,000.

Since inception, we have incurred approximately $900,000 in capital asset expenditures. Future requirements will include computers, office equipment, software and similar equipment. We anticipate capital expenditure spending of approximately $500,000 in the future for capital equipment or machinery. In addition to capital expenditures, we have paid our contract manufacturer, $1,981,500, for units which have been released to production pursuant to the manufacturing agreement. Units released to production are classified together with inventory. Through April 23, 2007, we have been shipped approximately 430 units and have approximately 300 units in inventory as of that date. In the future, costs incurred for manufacturing are expected to increase significantly and unit costs are expected to decrease as volume production begins.

Our primary source of liquidity has been the proceeds generated from the private offering of shares of our Common Stock and the exercise of warrants to acquire shares of our Common Stock. The principal uses of cash have been for product development and general and administrative expenses. Since May 2005, we have raised approximately $17.9 million in gross proceeds from the issuance of common stock, warrant exercises and bridge financing.

We currently have outstanding Series A Warrants, Series B Warrants, Series C Warrants, Series D Warrants and Series E Warrants to purchase an aggregate of 5,515,938 shares of our Common Stock (the “Warrants”), that if exercised would provide gross proceeds to us totaling $13.6 million.

At April 23, 2007 there were 247,960 Series A Warrants outstanding. Each Series A Warrant entitles the holder to purchase one share of our Common Stock at $1.50 per share (the “Series A Exercise Price”), exercisable for a period of five years. Once the resale of the Common Stock issuable upon exercise of the Series A Warrants is registered with the SEC, we may call the Series A Warrants upon notice to the warrant holder from time to time at any time that the Common Stock closes at or above $2.50 per share for ten (10) consecutive trading days at an average volume of 40,000 shares per day during the ten-day trading period, provided that, within twenty (20) business days after the date of such notice, the warrant holder will have the right to exercise, under the terms and conditions of the Series A Warrants, all or a part (but not less than 25%) of the Series A

Warrants held at the Series A Exercise Price. From and after the expiration of such twenty (20) business day notice, we may repurchase all Series A Warrants then held for a purchase price of $0.01 per Series A Warrant unless and to the extent that the Series A Warrant holder first exercises the Series A Warrants at the Series A Exercise Price.

At April 23, 2007 there were 932,461 Series B Warrants outstanding. Each Series B Warrant entitles the holder to purchase one share of Common Stock at $2.00 per share (the “Series B Exercise Price”), exercisable for a period of five years. Once the resale of the Common Stock issuable upon exercise of the Series B Warrants is registered with the SEC, we may call the Series B Warrants upon notice to the warrant holder from time to time at any time that the Common Stock closes at or above $3.33 per share, for ten (10) consecutive trading days at an average volume of 40,000 shares per day during the ten-day trading period; provided that, within twenty (20) business days after the date of such notice, the warrant holder will have the right to exercise, under the terms and conditions of the Series B Warrants, all or a part (but not less than 25%) of the Series B Warrants held at the Series B Exercise Price. From and after the expiration of such twenty (20) business day notice, we may repurchase all Series B Warrants then held for a purchase price of $0.01 per Series B Warrant unless and to the extent that the Series B Warrant holder first exercises the Series B Warrants at the Series B Exercise Price.

At April 23, 2007 there were 1,418,906 Series C Warrants outstanding. Each Series C Warrant entitles the holder to purchase one share of Common Stock at $2.50 per share, exercisable for a period of five years. The Series C Warrants are non-callable.

At April 23, 2007 there were 553,500 Series D Warrants outstanding. Each Series D Warrant entitles the holder to purchase one share of Common Stock at $3.50 per share, exercisable for a period of five years. The Series D Warrants are non-callable.

At April 23, 2007 there were 2,363,111 Series E Warrants outstanding. Each Series E Warrant entitles the holder to purchase one share of Common Stock at $2.50 per share, exercisable for a period of three years. The Series E Warrants are non-callable.

In addition to the Series A Warrants, Series B Warrants, Series C Warrants, Series D Warrants and Series E Warrants described above, at November 14, 2006 there were 101,280 warrants to purchase units (the “Unit Warrant”) outstanding. Each warrant entitles the holder to purchase one unit at $5.00 per unit. The units are identical to the units sold in the private placement we closed in March 2006 and consist of two shares of Common Stock and one Series D Warrant. This Unit Warrant is non-callable. If the Unit Warrant and the underlying Series D Warrants were to be fully exercised, the holder would be entitled to purchase an aggregate of 303,840 shares of Common Stock. We also have outstanding a warrant to purchase 65,000 shares of our Common Stock issued to Jeff Gilford, our former Chief Financial Officer, for an exercise price of $3.74 per share and a warrant to purchase 20,000 shares of our Common Stock issued to Stanley Blackburn, who is unaffiliated with us, for an exercise price of $3.74 per share, each of which was issued in connection with accounting and advisory services rendered by Blackford Partners. If these additional warrants were exercised, the gross proceeds provided to us would total approximately $1.2 million.

Based on our current operating plan, we anticipate that we will require a minimum of $7 million of additional capital through December 2007. In addition to costs associated with production of units of the CATCHER™ device (which, as noted above, will vary based on the number of units that we decide to have manufactured), we anticipate that our most significant costs during the next 12 months will be the following items:

•

Research and development expenses, including salaries and associated employee benefits and travel, engineering and design services, and further testing and certification are currently anticipated to total approximately $2.5 million;

•

Sales and marketing expenses, which consist primarily of salaries, associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses and the costs of programs aimed at increasing revenue such as advertising, trade shows, public relations and other market development programs, are currently anticipated to total approximately $2.7 million; and

•

General and administrative expenses, which consist of salaries of our management, finance and administrative staff, and associated employee benefits and travel; facilities costs; information systems costs; legal, accounting and other professional fees; and other corporate costs, are currently anticipated to total approximately $3.0 million.

We anticipate that the additional capital will come principally from one or more of the following: sale of additional securities, debt financing, proceeds from exercise of some or all of the outstanding warrants, customer deposits, working capital generated from unit sales or vendor credit terms. We do not currently have any financing arrangements or lines of credit with lenders. Since inception, we have not generated revenue and there can be no assurance that we will generate revenue in the future. The maximum potential amount of funds that we may receive from the exercise of all of the outstanding Warrants is approximately $14.8 million, in addition to the approximately $5.5 million already received upon partial exercise of the Series A Warrants, Series B Warrants, Series C Warrants and Series D Warrants.

We have experienced losses since inception and our cumulative loss to date is $21,522,753. In addition, we have not generated cash from operations and our cumulative cash used in operations to date is $13,299,362. These factors create a substantial doubt about our ability to continue as a going concern. In light of our limited stockholders’ equity as well as our lack of operating history, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all, to fund the development of our business. In any of such events, the growth of our business and prospects would be materially and adversely affected. As a result of any such financing, if available, the holders of the Common Stock may experience substantial dilution.

CONTRACTUAL OBLIGATIONS

Below is a table setting forth contractual obligations (including interest payments as applicable) as of December 31, 2006:

	Less than 1 year	1-3 years	4-5 years	Total
Operating Leases	$179,231	$183,308	$80,423	$442,962
Minimum Royalties	131,250	—	—	131,250

Total	$310,481	$183,308	$80,423	$574,212

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

Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions has not been previously demonstrated, revenues are deferred and recognized upon acceptance. To date, we have delivered units to customers for evaluation and testing purposes and production units. Revenue will be deferred and recognized once acceptance has occurred and the initial warranty period has expired. Until we develop substantial warranty experience we cannot reliably estimate a warranty reserve and an implied right of return exists under Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When a Right of Return Exists.

Stock-Based Compensation

Awards under our stock option plans are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R) Share Based Payment, and SAB No. 107. We adopted SFAS 123R under the modified prospective method. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Prior to the adoption of SFAS 123(R), there were no awards outstanding being accounted for under APB No. 25, therefore, the future impact of adopting 123(R) is limited to the fair value of future grants. Compensation is measured on the grant date of an award and recognized over the service period for which the award was granted, generally the vesting period. For awards with graded vesting, compensation is recorded using the straight line method over the vesting period, but in no event shall total compensation recognized under the awards be less than the aggregate fair value of shares vested under such awards. Compensation is equal to the fair value of the awards reasonably expected to vest and determined using a binomial option-pricing model.

Income Taxes

We account for income taxes using the asset and liability method, as provided by SFAS 109, Accounting for Income Taxes (SFAS 109) which requires the recognition of different tax assets and liabilities for the future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities. No income taxes were provided since we have incurred losses from our inception. Due to the uncertainty of future taxable income, no future tax benefits have been recognized.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective February 3, 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in this FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. We adopted this FSP in February 2006. This FSP did not have a material impact upon our financial condition or results of operations.

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

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements; the impact is not expected to be material.

In December 2006, the FASB issued FSP 00-19-2, Accounting for Registration Payment Arrangements, which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangement and related financial instruments entered into prior to December 21, 2006, FSP 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those financial years. Companies are required to report transition through a cumulative- effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which FSP 00-19-2 is adopted. We will adopt FSP 00-19-2 during the first quarter of 2007. We are presently evaluating the accounting for this FSP, and anticipate that this statement will have a material effect on our financial position and results of operations.

The adoption of the following recent accounting pronouncements did not have a material impact on our results of operations and financial condition:

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

In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. We will adopt this staff position on January 1, 2007.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008.

ITEM 7.	FINANCIAL STATEMENTS

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Catcher Holdings Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Catcher Holdings Inc. and Subsidiary (a development stage enterprise) as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the years then ended and for the period from inception on March 31, 2004 to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements for the period from March 31, 2004 (date of inception) to December 31, 2004 were audited by other auditors whose report, dated June 28, 2005, expressed an unqualified opinion. Our opinion on the statements of operations and comprehensive loss and cash flows for the period from March 31, 2004 (date of inception) to December 31, 2006, insofar as it relates to amounts for the period from March 31, 2004 (date of inception) to December 31, 2004, is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Catcher Holdings Inc. and Subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended and for the period from March 31, 2004 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage enterprise, has no significant revenues, has negative cash flows from operations and has an accumulated deficit. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.

Los Angeles, California

May 18, 2007

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$2,025,258	$913,182
Accounts receivable	152,675	—
Inventory, including units released to production	1,669,991	102,707
Prepaid expenses and other current assets	417,091	463,964

Total current assets	4,265,015	1,479,853

Fixed assets, net	165,986	320,862
Deposits	36,604	4,857

Total Assets	$4,467,605	$1,805,572

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$337,364	$463,470
Deferred revenue	71,316	—
Accrued and other current liabilities	968,795	647,703

Total current liabilities	1,377,475	1,111,173

Total Liabilities	1,377,475	1,111,173

Commitments and contingencies (see Note 7 and 12)
Shareholders’ Equity:
Preferred Stock, $0.001 par value, 1 million shares authorized; 1 share outstanding	—	—
Common Stock, $0.001 value, 50,000,000 shares authorized; 19,768,277 and 13,578,970 shares outstanding, respectively	19,768	13,578
Additional paid in capital	24,593,115	9,578,774
Deficit accumulated during the development stage	(21,522,753)	(8,897,953)

Total Shareholders’ Equity	3,090,130	694,399

Total Liabilities and Shareholders’ Equity	$4,467,605	$1,805,572

The accompanying notes are an integral part of these Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from Inception (March 31, 2004) to December 31, 2006
Revenue	$99,609	$—	$99,609
Cost of goods sold	96,964	—	96,964

Gross profit	2,645	—	2,645

Operating expenses:
Research and development	4,289,674	2,479,780	7,416,926
Selling, general and administrative	5,729,642	5,653,110	11,483,646

Operating loss	(10,016,671)	(8,132,890)	(18,897,927)
Financing charge	(2,701,528)	—	(2,701,528)
Interest income (expense)	93,399	(16,697)	76,702

Loss before income taxes	(12,624,800)	(8,149,587)	(21,522,753)
Income taxes	—	—	—

Net loss	$(12,624,800)	$(8,149,587)	$(21,522,753)

Net loss per share:
Basic & Diluted	$(0.75)	$(0.93)	$(2.17)

Weighted-average number of shares outstanding—Basic and Diluted:	16,898,729	8,726,518	9,917,399

The accompanying notes are an integral part of these Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from Inception (March 31, 2004) to December 31, 2006
Cash Flows Used In Operating Activities:
Net loss	$(12,624,800)	$(8,149,587)	$(21,522,753)
Adjustments to reconcile net cash used in operating activities:
Depreciation	18,125	1,156	19,281
Non-cash stock compensation expense	2,149,268	3,622,464	5,771,732
Warrants issued in connection with consulting contract	—	17,030	17,030
Non-cash interest expense	—	41,345	41,345
Non-cash financing charge	2,701,528	—	2,701,528
Non-cash impairment charge	714,129	—	714,129
Changes in assets and liabilities:
Account receivable	(152,675)	—	(152,675)
Inventory	(1,567,284)	(102,707)	(1,669,991)
Prepaid expenses and other current assets	46,873	(463,964)	(417,091)
Other assets	(31,747)	(4,857)	(36,604)
Accounts payable	(126,106)	(255,260)	337,364
Deferred revenue	71,316	—	71,316
Accrued and other liabilities	178,324	647,703	826,027

Net cash used in operating activities	(8,623,049)	(4,646,677)	(13,299,362)

Cash Flows Used In Investing Activities:
Capital expenditures, net	(577,378)	(322,018)	(899,396)

Cash Flows Provided by Financing Activities:
Repayment of short-term debt	—	(30,000)	—
Proceeds from issuance of Common Stock and warrants, net of $606,939, $207,478 and 814,417 in issuance costs, respectively	6,098,211	4,293,690	10,391,901
Proceeds from issuance of Common Stock	—	17	17
Proceeds from exercise of warrants, net of $27,650 in issuance costs	4,214,292	1,617,806	5,832,098

Net cash provided by financing activities	10,312,503	5,881,513	16,224,016

Net increase in cash and cash equivalents	1,112,076	912,818	2,025,258
Cash and cash equivalents at beginning of year	913,182	364	—

Cash and cash equivalents at end of year	$2,025,258	$913,182	$2,025,258

Cash paid for interest	$4,495	$3,102	$7,597

Cash paid for income taxes	$—	$—	$—

Supplemental Disclosure of non-cash financing activities
Issuance of Common Stock	$280	$—	$280

Forfeiture of Common Stock	$60	$—	$60

The accompanying notes are an integral part of these Consolidated Financial Statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Period from Inception (March 31, 2004) to December 31, 2006

	Number of Shares of Preferred Stock	Preferred Stock $0.0001 par value	Number of Shares of Common Stock	Common Stock $0.0001 par value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Balance at Inception(1)	1	$—	2,232,333	$2,232	$(2,232)	$—	$—
Net loss	—	—	—	—	—	(748,366)	(748,366)

Balance at 12/31/04(2)	1	$—	2,232,333	$2,232	$(2,232)	$(748,366)	$(748,366)
Issuance of convertible preferred stock to employees and consultants on April 21, 2005	454,735	455	—	—	3,236,813	—	3,237,268
Issuance of Common Stock for services and interest expense on April 21, 2005	—	—	348,515	349	309,830	—	310,179
Issuance of Common Stock and warrants to private investors on May 4, 2005	—	—	4,500,386	4,500	4,289,190	—	4,293,690
Issuance of Common Stock to U.S. Telesis Holdings, Inc. shareholders on May 4, 2005	—	—	1,781,295	1,781	(1,764)	—	17
Conversion of convertible preferred stock to Common Stock on June 23, 2005	(454,735)	(455)	3,637,904	3,638	(3,183)	—	—
Issuance of warrants to consultants on June 23, 2005	—	—	—	—	17,030	—	17,030
Issuance of Common Stock pursuant to warrant exercises in October 2005	—	—	1,078,537	1,078	1,616,728	—	1,617,806
Compensation Expense	—	—	—	—	116,362	—	116,362
Net loss	—	—	—	—	—	(8,149,587)	(8,149,587)

Balance at 12/31/05	1	$—	13,578,970	$13,578	$9,578,774	$(8,897,953)	$694,399
Issuance of Common Stock pursuant to warrant exercises in February 2006	—	—	598,748	599	897,564	—	898,163
Issuance of warrants as inducement to exercise warrants	—	—	—	—	1,073,462	—	1,073,462
Issuance of Common Stock on March 15 and 17, 2006	—	—	2,682,000	2,682	6,095,529	—	6,098,211
Issuance of Common Stock on March 16, 2006 to directors and employees	—	—	280,000	280	(280)	—	—
Issuance of Common Stock pursuant to warrant exercises in February 2006	—	—	2,688,559	2,689	3,313,440	—	3,316,129
Compensation Expense	—	—	—	—	2,149,268	—	2,149,268
Issuance of warrants as inducement to exercise warrants	—	—	—	—	1,485,298	—	1,485,298
Forfeiture of Common Stock by director on December 29, 2006	—	—	(60,000)	(60)	60	—	—
Net Loss	—	—	—	—	—	(12,624,800)	(12,624,800)

Balance at 12/31/06	1	$—	19,768,277	$19,768	$24,593,115	$(21,522,753)	$3,090,130

(1)	The Common Share amount represents common stock issued to the sole owner of LCM Technologies, Inc. upon the conversion of his preferred stock on June 23, 2005 as if they were outstanding at the inception of LCM Technologies, Inc. Ira Tabankin was issued 279,043 shares of Convertible Preferred Stock on April 21, 2005, of which 279,042 were converted on June 23, 2005 into 2,232,333 shares of Common Stock. Mr. Tabankin still holds one share of Convertible Preferred Stock.

The accompanying notes are an integral part of these Consolidated Financial Statements.

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

Effective May 4, 2005, UST acquired 100% of the outstanding stock of Catcher, Inc. (“Catcher”) by issuing 4,848,875 shares of UST’s common stock and 733,778 shares of its Series A preferred stock. The Series A preferred stock is convertible into 5,870,245 shares of UST’s common stock (the “UST Merger”). On June 23, 2005, all but one share of the issued and outstanding Series A Preferred Stock was automatically converted to common stock simultaneously with the effectiveness of the filing of an amended and restated certificate of incorporation changing UST’s name to Catcher Holdings, Inc. and providing for a 1 for 7.2 reverse stock split in respect of the Company’s issued and outstanding common stock. In addition, on May 4, 2005, UST assumed Catcher Inc.’s obligations under its issued and outstanding warrants to purchase an aggregate of 4,500,386 shares of common stock. Catcher Holdings, Inc. together with its wholly owned subsidiary is hereinafter referred to as “Company”.

Catcher was incorporated in Delaware on April 20, 2005 principally to acquire the assets of LCM Technologies, Inc. (“LCM”) and to operate the business of developing, manufacturing and distributing a portable, ruggedized, wireless handheld security device (the “CATCHER™ device”). LCM was organized in Delaware on March 31, 2004. Pursuant to an asset purchase agreement between Catcher and LCM, Catcher, Inc. purchased certain assets and assumed certain liabilities of LCM and its founder, Ira Tabankin, relating to the CATCHER™ device and the business of LCM (the “LCM Merger”) (See Note 3).

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Subsequent to the acquisition of Catcher, the Company has continued to develop the technology acquired with a goal of developing a device that is ready for sale. The Company’s ability to continue as a going concern depends on a number of factors, including but not limited to, the ability to get its product to market in a large scale and the ability to raise additional capital. Since inception, the Company has not generated any significant revenue and there can be no assurance that the Company will generate any significant revenue in the future. The Company has experienced losses since inception and the cumulative loss through December 31, 2006 is ($21,522,753). In addition, the Company has not generated cash from operations and its cumulative cash used in operations through December 31, 2006 is ($13,299,362). The Company does not currently have any financing arrangements or lines of credit with lenders. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The maximum potential amount of funds that the Company may receive from the exercise of all of the outstanding Warrants is approximately $14.8 million, in addition to approximately $5.8 million already received upon partial exercise of the Series A, Series B, Series C and Series D Warrants. The Company intends to seek additional capital from one or more of the following: debt financing, exercise of some or all of the outstanding warrants, sale of additional securities, customer deposits, unit sales, or vendor credit terms. There can be no assurance that such sources of funds will be available on terms acceptable to the Company, or at all.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Catcher Holdings, Inc. (a development-stage company) and its wholly-owned subsidiary, Catcher, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified to be uncollectible. At December 31, 2006 and 2005, there were no allowances for doubtful accounts or direct write off of receivable amounts.

Inventory, Including Units Released to Production

Inventory is stated at the lower of cost or market, and is valued on a first-in, first-out basis. At December 31, 2006 inventory consisted entirely of finished goods and amounted to approximately $235,000. Inventory is reviewed periodically for slow-moving or obsolete issues based on sales activity, both projected and historical. As of December 31, 2006 and 2005, there were no reserves recorded against inventory. During the year ended December 31, 2006 the Company wrote off approximately $51,000 of obsolete inventory.

“Units released to production” of $1,434,507 and $102,707 at December 31, 2006 and 2005, respectively, consists of payments to the Company’s contract manufacturer to initiate production. These amounts will be recorded as inventory or cost of sales upon shipment of the completed product to the Company or to its customers, respectively. These amounts include payments for labor and overhead not incurred by the contract manufacturers at December 31, 2006 and 2005.

Fixed Assets

Fixed assets are recorded at cost. The Company provides for depreciation using the straight-line method based on the respective asset’s estimated useful life which range from three to seven years (Note 5). Expenditures for maintenance and repairs are charged to operating expenses as incurred, while renewals and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved and any corresponding gain or loss is recognized in the statement of operations.

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

In December 2006, the Company determined that the value of manufacturing equipment associated with its current version of the product would not be fully recoverable through the sale of units. This was determined by evaluating the expected future cash flows from product able to be produced on this equipment in comparison with the value of the equipment. As such, the Company recorded an impairment charge of approximately $714,000 which is included in selling, general and administrative expenses for the year ended December 31, 2006. The Company did not record any impairment during the year ended December 31, 2005.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Under these requirements, when the terms of sale include customer acceptance provisions, and compliance with those provisions has not been previously demonstrated, revenues are deferred and recognized upon acceptance. To date, the Company has delivered units to customers for evaluation and testing purposes and production units. Revenue will be deferred and recognized once acceptance has occurred and the initial warranty period has expired. Until the Company develops substantial warranty experience it cannot reliably estimate a warranty reserve and an implied right of return exists under Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When a Right of Return Exists. The Company records revenue net of state sales tax billed to the customer in accordance with ETIF Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).”

Research and Development Costs

Costs incurred for research and development are expensed as incurred. Research and development expense primarily comprises salaries and associated employee benefits, stock based compensation, travel,

engineering and design services, testing and certification and materials and allocations of indirect costs related to research and development efforts.

Software Development Costs

SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company has not yet established technological feasibility of a software product. The Company did not capitalize any software development costs related to internal development efforts at December 31, 2006 and 2005.

The Company may in the course of business purchase software to be used in its products. If the purchased software is included in a product which has reached technological feasibility in accordance with SFAS No. 86 or which has an alternative future use to the Company, the cost to purchase this software is capitalized and amortized at the greater of the ratio of current period revenues to the total of anticipated future revenues or the straight-line method over its remaining useful life. The Company assesses the recoverability of capitalized purchased software costs at each quarter end by comparing the carrying value to its net realizable value (“NRV”). NRV is the estimated future gross revenues from products that incorporate the software reduced by the estimated future costs of disposal. If NRV is less than the carrying value, the excess is written-off and the then current NRV becomes the new carrying value of the software. The Company did not purchase any software during the year ended December 31, 2006 and did not capitalize any costs related to purchased software in the year ended December 31, 2005 as its product, including purchased software, had not reached technological feasibility.

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

Stock Based Compensation

During the fourth quarter of 2005 the Company adopted SFAS No. 123R, Share Based Payment (SFAS 123R) using the modified prospective transition method and SAB No. 107 regarding SFAS 123R (SAB 107). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Prior to adoption of these statements, the Company did not issue any options for which a grant date, as defined, was achieved.

Under SFAS 123R and SAB 107, compensation is measured on the grant date of an award and recognized over the service period for which the award was granted, generally the vesting period. Compensation is equal to the fair value of the award determined using a binomial option-pricing model. The binomial option-pricing requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is partially based on the historical volatility of the Company’s stock price. As a result of our thinly traded stock, these estimates may not be indicative of fair value; but we believe that they provide a reasonable basis for our conclusions. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The Company records stock-based compensation expenses for instruments with graded vesting using the straight line method over the vesting period, but in no event shall the amount expensed be less than the aggregate fair value of shares vested under such instruments. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2005 does not include compensation expense for share-based payment awards granted prior to, but not yet vested prior to the adoption of SFAS 123R since no instruments were outstanding. As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated that no awards will be forfeited under the 2005 award since that award contained acceleration provisions upon termination.

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

The weighted-average fair value of options granted during the years ended December 31, 2006 and 2005 was $1.91 and $0.54. The fair value of each option grant is estimated as of the date of grant using a binomial option-pricing model. The following assumptions were made for grants in 2006 and 2005:

	2006	2005
Expected volatility	108%	80%
Expected dividend yield	0%	0%
Expected lives of options (in years)	10	5
Suboptimal Exercise Factor	2	2
Risk-free interest rate	4.78 - 5.20%	4.00%
Expected forfeiture rate	15%	0%

The aggregate compensation expense expected to be recognized in the future for unvested awards is approximately $2,410,000 at December 31, 2006, respectively. This expense will be recognized over the next 2.35. The intrinsic value of vested awards was $0 at December 31, 2006 and 2005 as the Company’s stock price was less than the exercise price for all awards.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares plus the dilutive effect of outstanding warrants.

The following potentially dilutive common share equivalents were excluded from the calculation of diluted loss per share at December 31, 2006 and 2005 because they were anti-dilutive.

	2006	2005
Preferred Stock	8	8
Options	2,528,000	918,000
Warrants	5,932,098	3,477,360

Total	8,460,106	4,395,368

Comprehensive Loss

The Company reports its comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income, which requires presentation of the components of comprehensive earnings. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company does not have any additional components of Comprehensive Loss, and as such, comprehensive loss is equal to the net loss for all periods presented.

Segment and Geographic Information

To date, the Company has viewed its operations and manages its business as one segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. To date, the Company has not had any sales or conducted any operations outside of the United States.

Reclassifications

The Company has made certain reclassifications to the prior period financial statements to conform to the current period presentation. Reclassifications made in the accompanying financial statements had the following impact:

Statements of Operations:

	Year Ended December 31, 2005
	As Reported	As Reclassified
Research and development Expenses	$2,211,133	$2,479,780
Selling general and administrative expenses	2,282,263	5,653,110
Stock-based compensation	3,639,494	—

Recently Issued Accounting Standards

Effective February 3, 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in this FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company adopted this FSP in February 2006. The adoption of the statement did not have a material impact upon its financial condition or results of operations.

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

In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. We will adopt this staff position on January 1, 2007.

In July 2006, the Emerging Issues Task Force Reached Consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” that provides guidance on how sales tax collected from customers should be presented in the income statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements; the impact is not expected to be material.

In December 2006, the FASB issued FSP 00-19-2, Accounting for Registration Payment Arrangements, which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangement and related financial instruments entered into prior to December 21, 2006, FSP 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those financial years. Companies are required to report transition through a cumulative- effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which FSP 00-19-2 is adopted. The Company will adopt FSP 00-19-2 during the first quarter of 2007. The Company is presently evaluating the accounting for this FSP, and it anticipates that this statement will have a material affect on our financial position and results of operations.

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

Prior to the LCM Merger, Catcher issued the equivalent of 6,218,739 shares of Common Stock pursuant to subscription agreements for $0.001 per share and in exchange for property from a founder and future services of the newly hired members of management and certain consultants of Catcher. The subscription agreements were contingent upon the closing of the UST Merger and a private placement of at least $4,500,000 (See Note 9). Both conditions were satisfied on May 4, 2005 and the shares were issued and then exchanged for shares of UST (see Note 1).

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

The shares issued to Charles Sander and John Sutton were issued primarily for services as employees of Catcher. The value of the 2,472,973 fully vested shares of $2,200,656 has been recorded as stock-based compensation expense in the accompanying statement of operations on May 4, 2005, the date on which a measurement date occurred in accordance with APB No. 25 “Accounting for Stock Issued to Employees”.

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

(4) Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following at December 31:

	2006	2005
Manufacturing Molds and Tooling	$—	$419,088
Software Royalties	287,500	32,813
Insurance	86,737	—
Consulting Fees	—	10,000
Other	42,854	2,063

Total	$417,091	$463,964

(5) Fixed Assets

Fixed assets consist of the following at December 31:

	2006	2005	Estimated Useful Life
Manufacturing equipment	$113,245	$289,450	3–7 years
Computer equipment	38,029	13,837	3 years
Office equipment	9,595	2,693	5 years
Software	15,737	—
Furniture and fixtures	8,661	16,038	7 years

	185,267	322,018
Less: accumulated depreciation	(19,281)	(1,156)

Fixed assets, net	$165,986	$320,862

Depreciation expense was $18,125 and $1,156 for the year ended December 31, 2006 and 2005, respectively. The Company did not record any depreciation on manufacturing equipment as it was not placed in service during the year ended December 31, 2005.

(6) Accrued Expenses

Accrued expenses consist of the following at December 31:

	2006	2005
Severance	$327,000	$—
Accrued inventory	147,210	—
Employee benefits	92,512	316,310
Insurance	58,173	—
Professional fees	127,135	164,000
Lease abandonment	64,429	—
Liquidated damages	142,768	44,235
Settlement (Note 7)	—	50,000
Industrial design	—	39,136
Other	9,568	34,022

Total	$968,795	$647,703

(7) Commitments and Contingencies

Operating Leases

In December 2005, the Company entered into an operating lease for office space in Carlsbad, California. The lease, which expires in 2009, contains a renewal option by the Company for two additional one-year terms. In addition, the Company has an option to terminate the lease after two years. Effective September 30, 2006, the Company ceased use of its office in Carlsbad, California. The Company recorded a liability of approximately $64,000 based on the present value of the future minimum lease payments of approximately $4,600 per month offset by the present value of sublease revenue that can be reasonably obtained in accordance with SFAS No. 146. In the event that the Company is unable to sublease the facility, the Company intends to exercise its option to terminate the lease after two years such that future minimum payments will continue to be made through December 2007 (See Note 12). In February 2006, the Company entered into a lease for office space in Round Rock, Texas. The lease contains an option to terminate the lease after two years.

On October 12, 2006, the Company entered into a lease agreement for office space in Lansdowne, Virginia. The term of the lease extends for three (3) years, ending on October 31, 2009. The Company paid a security deposit of $21,700, and is obligated to pay rent in the amount of $65,100 for the period from November 1, 2006 through October 31, 2007. Thereafter, the Company’s rent obligations are: $67,053 for the period from November 1, 2007 through October 31, 2008; and $69,065 for the period from November 1, 2008 through October 31, 2009. In addition, the Company is obligated to pay for its share of common operating expenses and, if applicable, any increases in property taxes above the base year 2006. At the end of the term, the Company has one option to renew the lease for an additional two (2) years at the rate for the prior year increased by three percent (3%) for each year.

Total rent expense under operating leases was $178,481 and $4,642 for the years ended December 31, 2006 and 2005. Future minimum lease payments required under non-cancelable operating leases at December 31, 2006 are as follows:

	In Use	Abandoned
2007	$121,413	$57,818
2008	123,466	59,842
2009	75,277	5,146

Total minimum lease commitments	$320,156	$122,806

Employment Contracts

Catcher entered into employment agreements with its Chief Executive Officer, Chief Technology Officer, former Chief Financial Officer and Vice President of Engineering. The employment agreements expire at various times through 2008. The agreements provide for initial aggregate annual base compensation of $816,000 per year. With the exception of Vice President of Engineering, whose bonus amount is at the discretion of the board, each of the other employment agreement provide for the participation in any incentive bonus program adopted by the Company, provided that in no event will such incentive bonus program provide for a bonus of less than 50% of the respective base salary upon achievement of certain goals. In June 2006, the Board approved an additional bonus of $50,000 for one of its officers. This bonus was paid during June 2006.

On August 31, 2006, the Company terminated its former CFO, who was entitled to salary and other benefits upon termination of his employment agreement. On October 6, 2006, the Company entered into a Settlement Agreement with the former CFO which provides for the payment of $200,000 on March 1, 2007 and $100,000 on or before June 1, 2007 in exchange for the receipt of a general release of claims against the Company including any future rights under his employment agreement. The Company recorded $327,000 during the year ended December 31, 2006 in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The unpaid balance at December 31, 2006 is $327,000.

In addition, the Settlement Agreement ratified the acceleration of the vesting date for the former CFO’s 50,000 restricted shares and remaining unvested portion of the 918,000 options granted on October 24, 2005 consisting of 547,542 options at August 31, 2006. The Company recorded approximately $1,168,000 of compensation expense related to the vesting of these shares and options during the year ended December 31, 2006.

On August 31, 2006, the Company entered into a Separation and Release Agreement with its former Vice President of Engineering. The Separation Agreement provides the former officer with certain benefits in exchange for, among other things, the receipt of a general release of claims against the Company including any future rights under his employment agreement. Pursuant to the terms of the Separation Agreement, the Company agreed to pay the former officer $55,000 in separation pay and to pay for up to four months of health insurance coverage. In accordance with SFAS 146, the Company recorded the liability of $55,000 which was paid on or before December 31, 2006.

On September 5, 2006, the Company entered into an Interim Executive Services Agreement (the “Agreement”) with Tatum, LLC (“Tatum”) pursuant to which a Tatum partner (our current Chief Financial Officer, Debra Hoopes) would act as the Company’s CFO. Under the Agreement, the Company was to pay Tatum $5,000 and the Tatum partner $20,000 for each month that the partner acts as the CFO. The Agreement is for an indefinite period of time and is terminable by either party upon 30 days notice. On December 5, 2006, the Company delivered the required 30 day notice to Tatum terminating the agreement. There were no amounts outstanding under the agreement at December 31, 2006.

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

The Company recorded an aggregate expense of $60,000 and $295,000 for services provided under the contracts described above which is included in selling, general and administrative expense for the years ended December 31, 2006 and 2005, 2006, respectively.

In addition, Catcher entered into a Services Agreement with BlackFord Partners, Inc., dated as of May 6, 2005, whereby BlackFord Partners, Inc. agreed to provide financial and accounting services. Pursuant to an Amendment to the Services Agreement, dated as of June 24, 2005, warrants to purchase 85,000 shares of the Company’s common stock at an exercise price of $3.74 were issued to the principals of BlackFord Partners, Inc. which include Jeff Gilford, the Company’s former Chief Financial Officer. The Company has valued the warrants at $17,030 using the binomial option pricing model and the following assumptions; Stock Price $0.89, Volatility, 80%, Risk Fee Interest Rate 3.37%, Dividends 0%. The value of the warrant is included in selling, general and administrative expense for the year ended December 31, 2005. The above agreements have each been terminated as of December 31, 2006.

Software License Agreements

In October 2005 the Company entered into a license agreement which included the purchase of a source code license for $50,000 and provides for royalty payments of $2.00 per end user license. Payment for the source code license is due upon the achievement of certain milestones as defined in the agreement. The Company paid $15,000 during the year ended December 31, 2005 which is included in research and development expenses in the accompanying statement of operations. The agreement can be terminated in the event that the Company does not purchase 200,000 end user licenses through 2008. In addition to the royalty payment, the Company will pay an additional $20,000 for maintenance of end user licenses as they are sold to end users.

In November 2005 the Company entered into an additional software license agreement which included the purchase of a source code license for $30,000 and provides for royalty payments of $5.25 per end user license. The Company has committed to purchase the end user licenses pursuant to the following schedule:

	Licenses	Royalty
2007	25,000	$131,250

Total	25,000	$131,250

The Company recorded payments of $262,500 and $32,813 as prepaid royalties which is included in prepaid expenses and other current assets at December 31, 2006 and 2005, respectively. The Company recorded the source code license fee as expense which is included in research and development expenses for the year ended December 31, 2005.

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

Teaming Agreement

In June 2005, an entity, with which the Company entered into a teaming agreement, asserted that it retained exclusive rights to distribute the CATCHERTM device. On November 10, 2005, the Company entered into a release and settlement agreement with the entity pursuant to which the parties terminated the prior teaming agreement and granted mutual releases. As part of the release and settlement agreement, the

Company agreed to pay the entity an aggregate of $50,000 as follows: $25,000 upon completion of the first 1,001 production units and $25,000 upon completion of the first 5,001 production units or in the event that either of these milestones do not occur before June 20, 2006 the entire amount is due on that date. The Company recorded a liability of $50,000 related to this settlement at December 31, 2005. The Company paid $50,000 in June 2006 related to this agreement.

(8) Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2006 and 2005, the Company has net operating loss carry forwards of approximately $11,000,000 and $4,100,000, respectively, available to offset future federal and state taxable income to the extent permitted under the Internal Revenue Code (IRC), expiring in varying amounts through 2026. Under the IRC, certain substantial changes in the Company’s ownership may limit the amount of net operating loss carry forwards that can be utilized in any one year to offset future taxable income.

The Company experienced a change in ownership, as defined, in May 2005, as a result, the Company has limited use of operating loss carry forwards from both LCM Technologies, Inc. and U.S. Telesis Holdings, Inc.

The Company has net deferred tax assets at December 31 that consist of the following:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$4,400,000	$1,650,000
Capitalized research and development	80,000	40,000
Research credits carryforwards	100,000	100,000
Accrued expenses	465,000	112,000
Stock-based compensation	745,000	47,000

Total deferred tax assets	5,790,000	1,949,000
Valuation allowance	(5,790,000)	(1,949,000)

Net deferred tax assets	$—	$—

The Company has provided a valuation allowance for the full amount of these net deferred tax assets, since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be available to offset future income tax liabilities and expenses. The change in the valuation allowance of $3,841,000 and $1,949,000 is primarily attributable to the net loss and increased deductible stock compensation for the year ended December 31, 2006 and the net loss for the year ended December 31, 2005.

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate was as follows for the years ended December 31, 2006 and 2005:

	2006	2005
Amount computed using statutory rate (34%)	$(4,293,000)	$(2,771,000)
Net change in valuation allowance for net deferred tax assets (excluding change in valuation allowance related to state taxes of $618,000 and $354,000, respectively)	3,223,000	1,595,000
Non-deductible stock compensation	144,000	1,174,000
Non-deductible finance charge	919,000	—
Other	7,000	2,000

Provision for Income taxes	$—	$—

(9) Equity Transactions

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

The Company may incur penalties pursuant to the Registration Rights Agreement in the event that, due to the fault of the Company, its registration statement is not deemed effective by the Securities and Exchange Commission within 180 days of the Private Placement. In the event that the Company fails to meet the filing deadline or, at the fault of the Company, does not cause the registration statement to become effective within 180 days of the private placement, the Company must pay, at the option of the holder, either 1% of the total proceeds of the private placement for each 30 day period in which the Company is in default or issue the equivalent number of warrants to purchase private placement units at the private placement price. The registration statement was not declared effective by the Securities and Exchange Commission prior to being withdrawn in January 2006 (See Note 12). The Company has amended the related Registration Rights Agreement (See Note 12). The amendment does not require the Company to file a registration statement for these securities unless a demand is made by at least 25% of the holders upon effectiveness of a registration statement of shares from new equity financings which in the aggregate exceed $10 million. In addition, the Company has the ability to control amounts raised in future equity financings. The Company has the ability to deliver unregistered shares under the agreement and determined that the maximum potential liquidated damages that can be realized under the original Registration Rights Agreement does not represent a penalty as defined in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Therefore, the Company believes that the contract does not require net-cash settlement and has classified the instrument as equity.

Series A Warrant Exercise (October 2005)

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

Amendment to Registration Rights Agreement

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

The Amended Rights Agreement further provides that (i) all parties to the Amended Rights Agreement are to be subordinate to the registration rights to be granted in certain future financings; (ii) any amounts that may have been due to them on account of any default under the Registration Rights Agreement are waived and such penalty provisions are eliminated on a going forward basis; and (iii) the Company may, in its discretion, reduce the amount of Registrable Securities to be included in any registration statement on a pari passu basis with each other party to the Amended Rights Agreement and with any other parties as defined in the Amended Rights Agreement.

The Amended Rights Agreement further provides that, in the event the Company receives, at any time after the consummation of one or more equity financings in which we receive gross proceeds of at least $10,000,000 in the aggregate (the “Next Financing”), a written request from the Holders of a majority of the Registrable Securities then outstanding that we file a registration statement under the Securities Act covering the registration of at least 25% of the then outstanding Registrable Securities and, following such request, we fail to include at least 70% of the securities so requested to be registered, (such excluded securities hereinafter referred to as the “Excluded Securities”) and fail to file an additional registration statement including the Excluded Securities as required by the registration rights agreement, the Company must pay, at the option of the holder, liquidated damages equal to either each holders’ pro-rata portion of $45,000 for each 30 day period in which we are in default, or each holders’ pro-rata portion of private placement units which could have been purchased for an aggregate of $45,000.

Series A Warrant Exercise and Series C Warrant Issuance (February 2006)

On February 2, 2006, the Company issued Series C Warrants to each Series A Holder (collectively, the “Participating Series A Holders”) that (i) exercised all Series A Warrants held by the Series A Holder, (ii) executed the Amended and Restated Registration Rights Agreement and (iii) executed the Warrant Amendment as defined below, by February 2, 2006. An aggregate of 1,677,285 Series C Warrants were issued to the Participating Series A Holders and are now outstanding. The Series C Warrants are non-callable, entitle the holder to purchase one share of the common stock at $2.50 per share and are exercisable for a period of five years (the “Exercise Period”). The Company valued the Series C Warrants at $0.64 per share using a binomial option-pricing model. The Company recorded $1,073,462 of non cash financing costs in the quarter ending March 31, 2006 related to the issuance of the warrants.

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

March 2006 Private Placement

In January 2006, the Company entered into an agreement with a placement agent to conduct the offer of its securities in a private placement (“2006 Private Placement”). Certain of the Company’s stockholders have an ownership interest in the placement agent. The contract provides for the placement agent to be paid a fee equal to 8% of the gross proceeds received from the sale of units comprising the Company’s shares and warrants (“Units”) sold in the 2006 Private Placement. In addition, the Company is required to issue to the placement agent warrants to purchase Units equal to 8% of the Units sold in the 2006 Private Placement. The placement agent will receive a reduced fee equal to 4% cash and 4% warrants to purchase Units on any proceeds invested by certain existing or known investors. In addition, the placement agent is entitled to receive 2% of the proceeds from the exercise of warrants issued in the 2006 Private Placement, and for a period of 12 months from the closing date of the 2006 Private Placement, the placement agent will receive 8% of the proceeds received from any investor who participated in the 2006 Private Placement.

On March 15 and March 17, 2006, the Company completed the 2006 Private Placement whereby it sold 2,682,000 shares of the Company’s common stock (the “Shares”) and issued Series D Warrants to purchase another 1,341,000 shares of the Company’s common stock (the “Series D Warrant Shares”) to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), resulting in proceeds, net of issuance costs, of approximately $6,098,000. Included in the issuance costs is the placement agent’s fee of $506,400. In addition, the Company issued a warrant to the placement agent to purchase 101,280 units sold in the private placement at $5.00 per unit. The purchase of these units would result in the issuance of an additional 202,560 shares of common stock and 101,280 Series D Warrants to purchase common stock. The Series D warrants have an exercise price of $3.50 per share and expire 5 years from the date of issuance.

In connection with the 2006 Private Placement, the Company entered into a Registration Rights Agreement which provides that the Company will file a registration statement with the SEC registering the Shares for resale within 45 days of the closing date and file a registration statement with the SEC registering the Series D Warrant Shares for resale no later than one year from the effectiveness of the registration statement relating to the Shares (the “March 2006 Registration Rights Agreement”). The Company may incur liquidated damages for every 30 days that it is in default of the following provisions:

•	The Company fails to file registration statements.

•	The Company fails to respond to comments from the Commission on a timely basis.

•	The registration statements are not declared effective by the Commission.

•	After a registration statement is first declared effective by the Commission, if it ceases for any reason to remain continuously effective as to all registrable securities

The amount of liquidated damages is the amount of Shares and Warrants equal to one percent (1%) of the respective number of Shares and Warrants sold to such Investor pursuant to the Purchase Agreement which would be issued to investors for no additional cost. This would result in the issuance of warrants to purchase a maximum of an additional 13,410 units during each month that the Company is in default.

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

On October 30, 2006, the Company was in default of Section 2.3 of the March 31, 2006 Registration Rights Agreement because the Company’s registration statement covering shares subject to the Agreement was not effective as of that date. As such, the Company must pay liquidated damages equal to 1% of the total shares and warrants issued in the March 2006 Private Placement or 26,820 shares and 13,410 warrants as a result of the default. The Company recorded the fair value of the shares and the warrants issued of $142,768 as a financing charge during the year ended December 31, 2006.

Warrant Offer

In October 2006, the Company extended an offer to its existing warrant holders to exercise warrants at a price less than the original exercise price as follows:

Warrant Series	Warrant Price	Reduced Warrant Price
Series A	$1.50	$1.00
Series B	$2.00	$1.00
Series C	$2.50	$1.25
Series D	$3.50	$1.75

The offer was valid until November 3, 2006 at which time the warrants reverted back to their original price. In addition to the price reduction, the holder would be entitled to an additional warrant (“Series E Warrant”) to purchase an equal number of shares if a holder exercised at least 50% of their Series B Warrants, Series C Warrants or Series D Warrants. The Series E Warrants have an exercise price of $2.50, a term of 3 years and are not callable by the Company.

Between October 23, 2006 and November 3, 2006, 2,688,559 warrants were exercised as follows:

Warrant Series	Warrants Exercised	Proceeds
Series A	324,948	$324,948
Series B	1,317,732	1,317,732
Series C	258,379	322,974
Series D	787,500	1,378,125

Total	2,688,559	$3,343,779

The exercises resulted in proceeds of approximately $3,316,000, net of $27,650 due to the placement agent in accordance with the agreement between the Company and the placement agent. As a result of the exercises, the Company issued 2,363,111 Series E warrants. The Company accounted for the induced exercise transaction by comparing the fair value of the consideration received and surrendered, and recorded a non cash financing charge of $1,485,298 for the difference. To determine the value of consideration, the Company valued the warrants exchanged and issued using the binomial option pricing model and the following assumptions; Stock Price $2.03, Volatility, 108%, Risk Fee Interest Rates of 4.70% – 5.10%, Dividends 0% and Term ranging from 0.04 to 4.2 years.

(10) Stock Based Compensation

Adoption of 2005 Stock Incentive Plan and Termination of Prior Plans

On October 24, 2005, the Company’s Board of Directors (the “Board”) approved the Company’s 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”). The Company has reserved 2,219,000 shares of the Company’s common stock for issuance under the 2005 Stock Incentive Plan, subject to adjustment for a stock split, or any future stock dividend or other similar change in the Company’s common stock or capital structure. The continuance of the 2005 Stock Incentive Plan is subject to approval of the plan by the Company’s stockholders which must be obtained within 12 months of Board approval date of the 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights, collectively referred to as “awards.” Stock options granted under the 2005 Stock Incentive Plan may be either incentive stock options under the provisions of Section 422 of the Internal Revenue Code, or non-qualified stock options. Incentive stock options may be granted only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. The Board or a committee designated by the Board, referred to as the “plan administrator,” will administer the 2005 Stock Incentive Plan, including selecting the participants, determining the number of shares to be subject to each award, determining the exercise or purchase price of each award and determining the vesting and exercise periods of each award. Unless terminated sooner, the 2005 Stock Incentive Plan will automatically terminate in 2015. The Board has authority to amend or terminate the 2005 Stock Incentive Plan. No amendment or termination of the 2005 Stock Incentive Plan shall adversely affect any rights under awards already granted to a participant unless agreed to by the affected participant. To the extent necessary to comply with applicable provisions of federal securities laws, state corporate and securities laws, the Internal Revenue Code, the rules of any applicable stock exchange or national market system, and the rules of any non-U.S. jurisdiction applicable to awards granted to residents therein, the Company will obtain stockholder approval of any such amendment to the 2005 Stock Incentive Plan in such a manner and to such a degree as required.

On October 24, 2005, the Board terminated the Employee Stock Plan and Director Stock Plan that the Board previously had approved on June 24, 2005 (the “Prior Plans”). The Prior Plans had been approved subject to stockholder approval. The Prior Plans never became effective and no awards were granted under the Prior Plans prior to their termination.

On October 24, 2005, the Board approved the form of option agreement evidencing the June 24, 2005 grant to Jeff Gilford, the Company’s former Chief Financial Officer. The Board had previously approved the option grant to Mr. Gilford on June 24, 2005, but the form of option agreement was not finalized and approved by the Board until October 24, 2005. The Board also clarified on October 24, 2005 that the grant was not subject to stockholder approval. The Company has determined that the measurement date occurred on October 24, 2005 and valued the shares at $0.54 using a binomial option-pricing model. The Company recorded compensation expense of $1,125,000 and $116,363, during the year ended December 31, 2006 and 2005, respectively. Approximately $1,043,000 of the expense recorded during the year ended December 31, 2006 resulted from accelerated vesting of stock options upon termination of our former Chief Financial Officer (See Note 9). This expense represents the incremental value resulting from the modification of the award. The incremental value was determined by taking the excess of the fair value of the modified award over the fair value of the old award on the date of modification in accordance with SFAS 123(R).

In December 2005 and May 2006, the Board approved the grant of 430,000 and 500,000 options, respectively, to purchase its common stock to employees, of which 300,000 have lapsed due to the termination of Bill DeGroot’s employment as of April 26, 2006. On October 18, 2006, the stockholders of the Company approved the 2005 Stock Incentive Plan. The approval of the plan triggered a grant date, as defined in SFAS 123R, for 630,000 options which had been previously approved by the Board of Directors. On November 10, 2006, the Board approved the grant of 980,000 stock options to employees pursuant to the 2005 plan. The Company recorded compensation expense of $477,000 during the year ended December 31, 2006 for these awards.

A summary of stock option activity under all plans is as follows:

	Shares	Weighted- Average Exercise
Balance at December 31, 2004	—	$—
2005 Activity:
Granted	918,000	3.74
Exercised	—	—
Forfeited	—	—

Balance at December 31, 2005	918,000	$3.74
2006 Activity:
Granted	1,910,000	2.60
Exercised	—	—
Forfeited	(300,000)	2.50

Balance at December 31, 2006:	2,528,000	$3.03

Stock options exercisable and available for future grants are as follows:

	Shares	December 31, 2006
		Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	1,084,389	$3.78	7.48 years
Available for future grants	324,000

	Shares	December 31, 2005
		Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	918,000	$3.74	9.4 years
Available for future grants	2,219,000

Restricted Stock

In December 2005, the Board approved the grant of 280,000 shares of restricted stock to an officer and the three independent members of the board of directors for services to be provided. The awards vest over various periods through 2009. On December 29, 2006, one of the directors resigned from the board prior to any shares having vested. These shares were returned to the pool.

The Company valued the stock at $3.69 per share based on the market price on the date of grant and recognized $547,000 in compensation expense for the year ended December 31, 2006, respectively. Approximately $125,000 of the expense recorded during the year ended December 31, 2006 resulted from accelerated vesting of restricted stock upon termination of our former Chief Financial Officer (See Note 9). This expense represents the incremental value resulting from the modification of the award. The incremental value was determined by taking the excess of the fair value of the modified award over the fair value of the old award on the date of modification in accordance with SFAS 123(R). On December 29, 2006, one of the Company’s directors resigned from the board before any vesting had occurred thus forfeiting 60,000 shares. At December 31, 2006, 120,000 shares remained subject to vesting provisions.

(11) Related Party Transactions

Contributed Services

During the years ended December 31, 2006 and 2005, an officer contributed office space to the Company. No expense was recorded for these services as they were immaterial.

During the three months ended March 31, 2005, two individuals provided employment services to the Company without cash compensation. No expense was attributed to these services as the Company was in the early stages of development.

Consulting Agreements

The Company has entered into consulting agreements with certain related parties (See Note 7).

(12) Subsequent Events

Related Party Transactions

On February 1, 2007, the Company entered into an Executive Employment Agreement (the “Employment Agreement”), with Denis McCarthy, the Company’s Chief Financial Officer. Under the

Employment Agreement, the Company will pay Mr. McCarthy an annual base salary of $200,000 and he will be eligible to receive an annual bonus between fifty percent (50%) and one hundred percent (100%) of such annual base salary based on achievement of goals and objectives established by the Company. In addition, pursuant to the Employment Agreement, the Company granted Mr. McCarthy an option to purchase 200,000 shares of the Company’s Common Stock a price per share of $0.99 (the “Stock Option”) and 50,000 shares of restricted common stock (the “Restricted Stock”), each in accordance with the Company’s 2005 Stock Incentive Plan (the “Plan”). 1/3 of the shares subject to the Stock Option will vest on February 1, 2008 and 1/36 of the shares subject to the Stock Option will vest each month thereafter for the next 24 months, subject to earlier termination following the cessation of Mr. McCarthy’s service with the Company or termination for Cause (as defined in the Plan). In addition, the vesting of the Stock Option will accelerate upon the occurrence of a Change in Control or Corporate Transaction (as those terms are defined in the Plan). 1/2 of the Restricted Shares will vest on February 1, 2008 and the remaining 1/2 will vest on February 1, 2009. The Employment Agreement is for a two year period of time and is terminable by either party without any advance notice. The Company will record compensation expense equal to the fair value of the stock and options over their respective vesting periods in accordance with SFAS 123(R).

On February 19, 2007, the Company entered into an Executive Employment Agreement with Robert H. Turner pursuant to which Mr. Turner will act as the Company’s Chief Executive Officer. Under the Employment Agreement, the Company will pay Mr. Turner an annual base salary of $285,000 and he will be eligible to receive an annual bonus between zero percent (0%) and fifty percent (50%) of such annual base salary based on achievement of goals and objectives to be established by the Company. In addition, pursuant to the Employment Agreement and contingent upon the filing of a Registration Statement on Form S-8 and compliance with any applicable state securities requirements, the Company will grant to Mr. Turner 1,600,000 shares of restricted common stock (the “Restricted Shares”), in accordance with the Company’s 2005 Stock Incentive Plan (the “Plan”). One-third of the Restricted Shares will vest on each of the first, second and third anniversary of the date of grant. The Employment Agreement is for a period of three years and is terminable by either party without any advance notice. If Mr. Turner is terminated without Cause (as that term is defined in the Employment Agreement), he will be entitled to the payment of 6 months of his base salary and any earned Annual Bonus as of the termination date. The Company will record compensation expense equal to the fair value of the restricted stock over the vesting period in accordance with SFAS 123(R).

On March 15, 2006, the Company entered into a Separation and Release Agreement with its former Vice President of Sales. The Separation Agreement provides the former officer with certain benefits in exchange for, among other things, the receipt of a general release of claims against the Company including any future rights under his employment agreement. Pursuant to the terms of the Separation Agreement, the Company agreed to pay the former officer $107,000 for continued support with certain sales transactions. The Company paid $15,000 upon execution of the agreement and will pay the remainder once payment has been received for units associated with the sales transactions described above. The Company is in the process of evaluating the accounting for the agreement in accordance with SFAS 146.

On May 9, 2007, the Company received a letter of resignation from its former CEO Charles Sander. The letter alleged that Mr. Sanders was resigning for good reason as defined in his employment agreement and is seeking compensation under the employment agreement. The Company is in the process of reviewing Mr. Sander’s claims and no determination has been made at this time.

Consulting Agreement

In February 2007, The Company entered into consulting agreement for investor relations services. The agreement provides for cash payments of $6,000 per month and 25,000 shares of common stock to be issued at the beginning of each fiscal quarter for which the agreement is in force. Either party can terminate the contract at any time. The Company will record a charge for the common stock during the first quarter of 2007 in accordance with EITF 96-18.

Bridge Financing

On April 4, 2007, the Company completed a bridge financing with existing investors. The Company sold convertible notes and 297,500 shares of common stock for aggregate consideration of $850,000. The notes have a stated principal of $850,000 and accrue interest at a rate of 10% per annum, payable along with principal upon maturity of the notes which is 90 days from the issue date. The notes may be converted into a future financing at the terms of that financing or repaid through the proceeds of such financing at the option of the holder. The Company is currently in the process of finalizing its accounting for issuance of the convertible notes and common stock.

Lease Termination

On April 30, 2007, the Company entered into a Lease Termination Agreement (“Agreement”) with its former landlord for the lease in Carlsbad, CA (See Note 7). Under the Agreement the Company paid $31,000 for return of any future obligations under the original lease. Included in the payment was $6,500 of agent fees.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective because of the following:

Management identified the following material weaknesses as of December 31, 2006 to the Company’s internal control over financial reporting:

1. We did not maintain an effective control environment at the entity level. Specifically, the Company identified the following material weaknesses in its control environment:

•	We did not maintain adequate segregation of duties among the administrative staff.

•

We failed to maintain formalized accounting policies and procedures. Once implemented, the polices and procedures should provide guidance to accounting personnel in the proper treatment and recording of financial transactions, as well as proper internal controls over financial reporting.

2. We did not maintain an effective control environment over information technology (IT) General Controls, and the following material weaknesses were noted:

•	We did not have effective information technology policies and procedures in place, which addresses financial reporting risks associated with the IT function.

•	We did not maintain sufficient data back up and off site storage process.

•

We did not maintain sufficient controls related to the establishing, maintaining, and assigning of user access security levels in the accounting software package used to initiate, process, record, and report financial transactions and financial statements. Specifically, controls were not designed and in place to ensure that access to certain financial applications was adequately restricted to only employees requiring access to complete their job functions.

•

We did not maintain sufficient controls over Excel spreadsheets used to compile and produce financial statements. Critical spreadsheets failed to have all the required controls performed in accordance with Company policy.

3. We did not maintain effective controls to ensure that management oversight and review procedures were properly performed, and the following material weaknesses were noted:

•

We did not maintain effective controls over the recording of recurring and non-recurring journal entries. Specifically, controls over the supervisory review and approval of journal entries for the recording of these financial transactions failed.

Our internal controls have been weakened as a consequence of recent resignations by certain members of our management team. To accommodate these management changes, there have been significant changes in controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to have a materially affect, our internal controls over financial reporting. Management has undertaken a review of the material weaknesses noted above, and has formulated a plan to take appropriate remedial steps.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information concerning our directors, executive officers and other key members of our management team as of April 23, 2007:

Name	Age	Position

Robert H. Turner	58	Director and Chief Executive Officer. Mr. Turner is also Chief Executive Officer of Catcher, Inc., our wholly owned subsidiary.

Ira Tabankin	57	President, Chief Technical Officer, Director and Secretary. Mr. Tabankin is also Chief Technical Officer of Catcher, Inc., our wholly owned subsidiary.

Denis McCarthy	32	Chief Financial Officer. Mr. McCarthy is also Chief Financial Officer of Catcher, Inc., our wholly owned subsidiary.

Charles Strasburger	47	Senior Vice President of Global Marketing and Sales of Catcher, Inc., our wholly owned subsidiary.

Gary Rogers	53	Vice President of Engineering and Operations of Catcher, Inc., our wholly owned subsidiary.

Harry L. Casari	70	Director

Rear Admiral (Retired) Cathal Flynn	68	Director

The following is a brief description of the business background of each of our executive officers, directors, and other members of our key management team:

Robert H. Turner, Director and Chief Executive Officer. Mr. Turner brings to us extensive telecommunications-industry experience. Mr. Turner became our CEO in February 2007. Prior to becoming our CEO Mr. Turner founded Turner Telecom Holdings Group, LLC in 1989. Mr. Turner had various consulting arrangements through Turner Telecom Holdings including the following: Mr. Turner has served since 2006 and currently continues to serve as a Director of Pandora Networks, Inc., a unified IP on demand VOIP communications and collaboration platform incorporating software and services. Starting in 2005, Mr. Turner was Executive Chairman of LastMile Communications, a London-based provider of secure, edge of the network wireless content delivery solutions. Prior to that, starting in 2003 Mr. Turner led the merger of IP Deliver (as Chair and CEO) with Proficient Networks to form InfiniRoute, the industry’s first carrier-neutral, fully-managed service, managing VoIP routing for wireline, wireless and emerging carriers. There, as Chief Executive, he was instrumental in the firm’s three rounds of raising capital. Mr. Turner also served as Chairman and Group Chief Executive, of Davnet Limited, and has held executive positions with EON Corp, TeleZone Inc., PTT Telecom Netherlands, US, Inc., and BellSouth Communications, Inc., where he was President and Chief Operating Officer. Turner began his career at AT&T Corporation, where he held senior roles in sales and marketing. Mr. Turner earned a BS and an MBA from University of South Carolina.

Ira Tabankin, Director, Chief Technical Officer and Secretary. Mr. Tabankin became a director and our secretary on May 4, 2005. Mr. Tabankin has more than 30 years’ experience developing and launching new products for such companies as SHARP Electronics from August 1973 to December 1983 and March 1985 to September 1987, NovAtel Communications from October 1987 to May 1991, Robert Bosch from May 1991 to December 1996 and Cadence Design Services from February 1997 to March 1999. NovAtel, Robert Bosch and Cadence Design Services are publicly-traded companies. Prior to founding Catcher, Inc. in April 2005, Mr. Tabankin was President and Chief Executive Officer of LCM Technologies, Inc., a company he founded in 2004 for purposes of developing the CATCHERTM device. From July 2002 until founding LCM Technologies, Inc. in March 2004, Mr. Tabankin was an independent consultant for his own company, IJT Consulting through which he provided consulting services to various clients. From March 1999 to July 2002, Mr. Tabankin was

Chief Strategic Officer of Scanz Communications, Inc. Mr. Tabankin also serves as a director, Chairman and Chief Technical Officer of Catcher.

Denis McCarthy, Chief Financial Officer. Mr. McCarthy became our Chief Financial Officer on December 6, 2006. Prior to that, Mr. McCarthy served as both our Vice President of Finance and Director of Financial Reporting since December 2005. Prior to joining us, Mr. McCarthy was a Senior Manager for Vitale Caturano & Company, LTD, a public accounting firm, from September 2002 through November 2005. Prior to that time he was an Audit Senior with Arthur Andersen from December 1997 until June 2002. Mr. McCarthy is a certified public accountant and holds an MSA from Bryant University.

Charles Strasburger, Senior Vice President of Global Marketing and Sales. Mr. Strasburger became our Executive Vice President of Marketing and Sales on February 1, 2007. Mr. Strasburger brings with him more than two decades of technical, sales and business management experience. From May of 2003 through December 2005, Mr. Strasburger was formerly Founder, CEO and President of CyberShield Networks, Inc., a developer of high-end custom information security software solutions for financial services and government sectors. Prior to that, beginning in September 2004 he was Senior Vice President, Sales and Marketing of RISCManagement, Inc., a CRM and security solutions VAR, where he was responsible for managing international sales, marketing and business development divisions. Prior to RISCManagement, Inc., Mr. Strasburger was the interim CEO of iNexPath.Net, LLC starting in January 2003. From April 2001 until December 2002, he was the Southeastern Regional Manager of Sales, Pre-Sales and Strategic Allimies at Zixit Corporation. Prior to that he was a Regional Manager for Analytical Graphics, Inc, where he was instrumental in orchestrating and implementing products and services for NASA space programs. Mr. Strasburger began his career at IBM where he spent 12 years in sales and sales management roles. Mr. Strasburger earned his BS from the University of Alabama.

Gary Rogers, Vice President of Engineering and Operations Mr. Rogers became our Director of Project Management in April 2006 and our Vice President of Engineering and Operations in November 2006. Mr. Rogers has over 30 years experience developing products for such companies as, IBM and VTEL. Prior to joining us, Mr. Rogers was formally the Director of Engineering at VTEL Corporation from May of 2000 through March of 2005, President of Radeco Solutions from April of 2005 through April of 2006, founder and CTO of K-2 Software and DataWeaver Corporation and held various positions at IBM. DataWeaver Corporation provided Engineering Services to IBM, Worthington Industries, and VTEL. K-2 Software jointly developed VTEL’s first consumer PC video conferencing product, “The Personal Collaborator” and VTEL’s “Engineering Work Station 500” Series of Products.

Harry L. Casari, Director. Mr. Casari became a director on October 24, 2005. Mr. Casari is currently a private investor. He worked as a Certified Public Accountant for Ernst & Young LLP from 1969 until 1994 when he retired as a Partner. Mr. Casari received a BS degree in business administration from the University of Denver. He also serves as a member of the board of directors of Cohu, Inc., Meade Instruments Corp. and Orange 21, Inc., all of which are publicly-traded companies.

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

Audit Committee. Mr. Casari is the chairman of our audit committee, and the other member of the audit committee is Admiral Flynn, a non-employee member of our board of directors. The functions of the audit committee include:

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

We believe that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and SEC rules and regulations. Our board of directors has determined that Mr. Casari is (i) an audit committee financial expert, as defined by the SEC rule implementing Section 407 of the Sarbanes-Oxley Act of 2002 and (ii) independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Compensation Committee. Mr. Casari is the chairman of our compensation committee, and the other member of the compensation committee is Admiral Flynn, a non-employee member of our board of directors. The function of the compensation committee include:

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

The compensation of our executive officers is generally determined by the compensation committee of our board of directors, subject to applicable employment agreements. Our compensation programs are intended to enable the attraction, motivation, reward, and retention of the management talent required to achieve corporate objectives and thereby increase shareholder value. We anticipate that our compensation policy will be to provide incentives to our senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of our business. To attain these objectives, the executive compensation program may include a competitive base salary, cash incentive bonuses, and stock-based compensation.

Nominating and Corporate Governance Committee. Admiral Flynn is the chairman of our nominating and corporate governance committee, and the other member of the nominating and corporate governance committee is Mr. Casari, a non-employee member of our board of directors.

The functions of the nominating and corporate governance committee include:

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

The nominating and corporate governance committee will consider director candidates recommended by stockholders. In considering candidates submitted by stockholders, the nominating and corporate governance committee will take into consideration the needs of the board of directors and the qualifications of the candidate. The nominating and corporate governance committee may also take into consideration the number of shares held by the recommending stockholder and the length of time that such shares have been held. To have a candidate considered by the nominating and corporate governance committee, a stockholder must submit the recommendation in writing and must include the following information:

•	the name of the stockholder;

•	evidence of the stockholder’s ownership of our common stock, including the number of shares owned and the length of time of ownership;

•	the name of the candidate;

•	the candidate’s resume or a listing of his or her qualifications to be one of our directors; and

•	the candidate’s consent to be named as a director if selected by the nominating and corporate governance committee and nominated by the board of directors.

Our directors believe that the minimum qualifications for service as one of our directors are that a nominee possess an ability, as demonstrated by recognized success in his or her field, to make meaningful contributions to the board of director’s oversight of the business and our affairs, an impeccable reputation of integrity and competence in his or her personal or professional activities. The nominating and corporate governance committee’s evaluation of potential candidates will be consistent with the board of director’s criteria for selecting new directors. Such criteria include an understanding of our business environment and the possession of such knowledge, skills, expertise, and diversity of experience so as to enhance the board of director’s ability to manage and direct our affairs and business, including when applicable, to enhance the ability of committees of the board of directors to fulfill their duties and/or satisfy any independence requirements imposed by law, regulation or listing requirements.

The nominating and corporate governance committee may receive suggestions from current board members, company executive officers, or other sources, which may be either unsolicited or in response to requests from the nominating and corporate governance committee for such candidates. The nominating and corporate governance committee also, from time to time, may engage firms that specialize in identifying director candidates. As described above, the nominating and corporate governance committee will also consider candidates recommended by stockholders.

Once the nominating and corporate governance committee has identified a person as a potential candidate, the committee may collect and review publicly available information regarding the person to assess whether the person should be considered further. If the committee determines that the candidate warrants further consideration, the chairman of the board of directors or another member of the committee may contact the person. Generally, if the person expresses a willingness to be considered and to serve on the board of directors, the nominating and corporate governance committee may request information from the candidate, review the person’s accomplishments and qualifications and may conduct one or more interviews with the candidate. The committee may consider all such information in light of information regarding any other candidates that the committee might be evaluating for membership on the board of directors. In certain instances, committee members may contact one or more references provided by the candidate or may contact other members of the business community or other persons that may have greater first-hand knowledge of the candidate’s accomplishments. The nominating and corporate governance committee’s evaluation process does not vary based on whether or not a candidate is recommended by a stockholder, although, as stated above, the board may take into consideration the number of shares held by the recommending stockholder and the length of time that such shares have been held.

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

Based solely on our review of such forms furnished to us and written representations from such reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner, except that Debra Hoopes failed to a Form 3 within 10 days of being appointed as Chief Financial Officer in September 2006.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the compensation earned during the year ended December 31, 2006 by our current chief executive and of each executive whose annual compensation in the fiscal year ended December 31, 2006 exceeded $100,000. We refer to our Chief Executive Officer and these other executive officers as our “named executive officers” in this Annual Report.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Long-Term Compensation Award				All Other Compensation		Total Compensation
					Stock Award(s)		Option Awards

Charles Sander(1)	2006	$265,234	$125,000						$45,480	(2)	$435,714
Former President, Chief Executive Officer, And Director

Ira Tabankin(3)	2006	$227,063	$108,000						$21,550	(4)	$356,613
President, Chief Technical Officer, Director and Secretary

Jeff Gilford(5)	2006	$154,225	$150,000		$369,000	(6)	—		$365,040	(7)	$1,038,265
Former Chief Financial Officer

Denis McCarthy(8)	2006	$140,812	$25,000	(9)	—		$463,000	(10)	$15,040	(11)	$643,852
Chief Financial Officer

John Sutton(12)	2006	$180,011	$75,000		—		—		$9,033		$264,044
Former Vice President—Engineering, Catcher

(1)	Mr. Sander’s employment commenced with Catcher effective May 4, 2005. Prior to that time, he received no compensation from us. See “Employment Agreements” below.
(2)	Consists of insurance premiums of $13,150.08, tax reimbursements of $23,930.04, and a car allowance of $8,400.
(3)	Mr. Tabankin’s employment commenced with Catcher effective April 21, 2005. Prior to that time, he received no compensation from us. See “Employment Agreements” below. Mr. Tabankin was appointed President as of February 19, 2007.
(4)	Consists of insurance premiums of $13,150.08 and a car allowance of $8,400.
(5)	Mr. Gilford’s employment commenced with Catcher effective June 16, 2005. Prior to June 16, 2005, he received $22,326 in compensation from us in his capacity as a consultant and principal of Blackford Partners. See “Certain Relationships and Related Party Transactions” and “Employment Agreements” below. Mr. Gilford’s employment terminated on August 31, 2006.
(6)	Compensation based on the trading price of the stock on the date of grant.
(7)	Consists of tax reimbursements of $50,000; insurance premiums of $15,040; and severance pay of $300,000.
(8)	Mr. McCarthy’s employment as Chief Financial Officer commenced effective December 7, 2006. From December 5, 2005 to December 6, 2006, he served as VP of Financial Reporting. Prior to December 5, 2005, Mr. McCarthy was employed by Vitale Caturano and Co. and served as the auditor for Catcher Holdings, Inc. See “Employment Agreements” below.

(9)	Represents a stay bonus paid in September1 2006.
(10)	Effective October 1, 2006 , we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments (SFAS 123R) using the modified prospective transition method. SFAS 123R requires all stock-based awards, including employee stock options, to be recognized in the income statement based on their fair values. The dollar amount represents the total compensation expense for stock option awards to be recognized in our financial statements over the requisite service period in accordance with SFAS 123R. For information regarding our valuation of option awards, refer to Note 10 to our Consolidated Financial Statements included in this Annual Report.
(11)	Consists of insurance premiums.
(12)	Mr. Sutton’s employment commenced effective effective April 21, 2005. Prior to that time, he received no compensation from us. Mr. Sutton’s employment was terminated effective August 31, 2006.

The Compensation Committee awarded cash bonuses to Messrs. Sander, Tabankin and Gilford in 2006 in the amounts of $125,000, $108,000 and $100,000 on a discretionary basis for accomplishments through April 2006. Messrs. Sander, Tabankin and Gilford’s employment agreements provided for participation in an executive bonus plan to be not less than fifty percent of their base salary upon achievement of certain goals to be determined by the board of directors.

Messrs. Sutton and McCarthy’s bonuses were paid out of a $100,000 discretionary fund set aside by the board for non-executive employees of Catcher, Inc.

The Compensation Committee awarded a cash bonus of $50,000 to Mr. Gilford to assist with a tax liability created by the vesting of restricted stock while Mr. Gilford was bound by a lock-up agreement on the stock and unable to sell a portion of stock to cover the required tax withholding.

Outstanding Equity Awards at December 31, 2006

The following table provides information with regard to equity awards granted to each named executive officer that were outstanding as of December 31, 2006.

Option Awards

Name	Number of Securities Underlying Unexercised Options			Option Exercise Price ($ / Sh) (1)	Option Expiration Date (2)
	# Exercisable	# Unexercisable
Charles Sander	—	—
Denis McCarthy	66,667	133,333	(3)	$4.00	12/8/2015
		100,000	(3)	$2.00	11/10/2016
John Sutton	—	—
Jeff Gilford	918,000	—	(4)	$3.74	6/23/2015	(5)
Ira Tabankin	—	—

(1)	The exercise price per share of options granted represents the fair market value of the underlying shares of common stock of the date the options were granted.
(2)	Such stock options expire ten years from the date of grant.
(3)	Options vest pursuant to the following schedule: 1/3 of the shares subject to the vest one year from the grant date and 1/36 of the shares will vest each month thereafter for the next 24 months.
(4)	See employment agreements below for the vesting of Mr. Gilford’s option grant.
(5)	Mr. Gilford’s employment was terminated effective August 31, 2006. Upon termination, Mr. Gilford’s options have a five year exercise period as provided in his employment agreement.

Employee Benefits Plans

2005 Stock Incentive Plan

On October 24, 2005, our Board of Directors (the “Board”) approved our 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”). We have reserved 2,219,000 shares of the our common stock for issuance under the 2005 Stock Incentive Plan, subject to adjustment for a stock split, or any future stock dividend or other similar change in our common stock or capital structure. Our stockholders approved the 2005 Stock Incentive Plan at our annual meeting of stockholders held on October 18, 2006. The 2005 Stock Incentive Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights, collectively referred to as “awards.” Stock options granted under the 2005 Stock Incentive Plan may be either incentive stock options under the provisions of Section 422 of the Internal Revenue Code, or non-qualified stock options. Incentive stock options may be granted only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. The Board or a committee designated by the Board, referred to as the “plan administrator,” will administer the 2005 Stock Incentive Plan, including selecting the participants, determining the number of shares to be subject to each award, determining the exercise or purchase price of each award and determining the vesting and exercise periods of each award. Unless terminated sooner, the 2005 Stock Incentive Plan will automatically terminate in 2015. The Board will have authority to amend or terminate the 2005 Stock Incentive Plan. No amendment or termination of the 2005 Stock Incentive Plan shall adversely affect any rights under awards already granted to a participant unless agreed to by the affected participant. To the extent necessary to comply with applicable provisions of federal securities laws, state corporate and securities laws, the Internal Revenue Code, the rules of any applicable stock exchange or national market system, and the rules of any non-U.S. jurisdiction applicable to awards granted to residents therein, we will obtain stockholder approval of any such amendment to the 2005 Stock Incentive Plan in such a manner and to such a degree as required.

Employment Agreements and Change-in-Control Arrangements

Catcher, Inc. entered into an employment agreement with Charles Sander effective as of April 21, 2005 pursuant to which Mr. Sander was employed as the Chief Executive Officer of Catcher Holdings, Inc. and Catcher, Inc. The current term of the agreement expires May 4, 2008 but will be automatically renewed for additional three-year periods until either party gives the other party written notice of its intent not to renew at least 60 days prior but no more than 90 days prior to the end of the term. Mr. Sander’s base salary is $275,000 per annum. Mr. Sander is entitled to participate in Catcher, Inc.’s bonus program which will be dependent upon the achievement of certain milestones and to participate in any stock option plan that we may have in effect for executive employees of Catcher, Inc. If his employment agreement is terminated under certain circumstances, Mr. Sander will be entitled to severance payments equal to up to two years (or the remainder of the contract term, if greater) of his base salary and bonus. Effective July 29, 2005, but retroactive to the commencement of Mr. Sander’s employment with us, we agreed to amend his employment agreement to provide that retroactive to May 4, 2005, Mr. Sander will be entitled to a $20,000 signing bonus, a car allowance of $700 per month and reimbursement of reasonable and necessary business expenses incurred by Mr. Sander in accordance with our reimbursement policies. On February 19, 2007, Mr. Sander resigned as Chief Executive Officer of Catcher Holdings, Inc. and Catcher, Inc. to become Vice President of International Sales.

Catcher, Inc. entered into an employment agreement with Ira Tabankin effective as of April 21, 2005 pursuant to which Mr. Tabankin is employed as the Chief Technology Officer and Chairman of Catcher Holdings, Inc. The current term of the agreement expires April 21, 2008 but will be automatically renewed for additional three-year periods until either party gives the other party written notice of its intent not to renew at least 60 days prior but no more than 90 days prior to the end of the term. Mr. Tabankin’s base salary is $238,000 per annum. Mr. Tabankin is entitled to participate in Catcher, Inc.’s bonus program which will be dependent upon the achievement of certain milestones and to participate in any stock option plan that we may have in effect for executive employees of Catcher, Inc. If his employment agreement is terminated under certain circumstances, Mr. Tabankin will be entitled to severance payments equal to up to two years (or the remainder of the contract term, if greater) of his base salary and bonus and a royalty equal to 1% of Catcher, Inc.’s gross income for a period of three years following the termination of employment. Effective July 29, 2005, but retroactive to the commencement of Mr. Tabankin’s employment with us, we agreed to amend his employment agreement to provide that retroactive to May 4, 2005, Mr. Tabankin will be entitled to a $20,000 signing bonus, a car allowance of $700 per month and reimbursement of reasonable and necessary business expenses incurred by Mr. Tabankin in accordance with our reimbursement policies. On February 19, 2007, Mr. Tabankin resigned as Chairman, remaining a Director and Chief Technology Officer of Catcher Holdings, Inc. and Catcher, Inc.

Catcher, Inc. entered into an employment agreement with Jeff Gilford effective as of June 16, 2005 pursuant to which Mr. Gilford is employed as the Chief Financial Officer of us and Catcher, Inc. The agreement terminated on August 31, 2006. Mr. Gilford was entitled to receive an annual base salary of $200,000 and to participate in any incentive bonus program adopted for executive employees during the period of his employment, provided that, in no event would such incentive bonus program provide for a bonus of less than 50% of Mr. Gilford’s base salary at that time assuming achievement of certain goals agreed between Catcher, Inc. and the Board of Directors. In addition, Mr. Gilford was paid a one-time signing bonus of $15,000 not part of any incentive bonus program or yearly bonus. On June 24, 2005, we granted to Mr. Gilford options to purchase 918,000 shares of our common stock at an exercise price of $3.74 vesting over three years in three separate tranches consisting of (1) a first tranche of 580,000 shares, 25% of which vested on June 16, 2005 with the remaining 75% vesting monthly, pro rata each month, over the three year period following June 16, 2005, (2) a second tranche of 193,000, 25% of which vested on June 16, 2006, with the remaining 75% vesting monthly, pro rata each month, over the three year period following June 16, 2006 and (3) a third tranche of 145,000 shares, 25% of which would vest on June 16, 2007 with the remaining 75% vesting monthly, pro rata each month, over the three year period following June 16, 2007. Under the agreement, if Mr. Gilford’s employment was terminated without Cause or for Good Reason (as each of those terms are defined in the Employment Agreement), any unvested options in a tranche that had commenced to vest would immediately vest. If his employment agreement was terminated under certain circumstances, Mr. Gilford would be entitled to severance payments equal to up to 18 months (or the remainder of the contract term, if greater) of his base salary and bonus.

On August 31, 2006, we terminated Mr. Gilford, who was entitled to salary and other benefits upon termination of his employment agreement. On October 6, 2006, we entered into a Settlement Agreement with Mr. Gilford which provided for the payment of $200,000 on March 1, 2007 and $100,000 on or before June 1, 2007 in exchange for the receipt of a general release of claims against us including any future rights under his employment agreement.

In addition, the Settlement Agreement ratified the acceleration of the vesting date for Mr. Gilford’s 50,000 restricted shares and remaining unvested portion of the 918,000 options granted on October 24, 2005 consisting of 547,542 options to August 31, 2006. We recorded approximately $1,168,000 of compensation expense related to the vesting of these shares and options during the three and nine months ended September 30, 2006.

Catcher, Inc. entered into an employment agreement with John Sutton effective as of April 21, 2005 pursuant to which Mr. Sutton was employed as the Vice President—Engineering of Catcher, Inc. The agreement was terminated on August 31, 2006. Mr. Sutton’s base salary was $150,000 per annum. Mr. Sutton is entitled to participate in Catcher, Inc.’s bonus program which was dependent upon the achievement of certain milestones and to participate in any stock option plan that would have been in effect for executive employees of Catcher, Inc. If his employment agreement was terminated under certain circumstances, Mr. Sutton will be entitled to severance payments equal to up to six months (or the remainder of the contract term, if greater) of his base salary and bonus. Effective July 29, 2005, but retroactive to the commencement of Mr. Sutton’s employment with us, we agreed to amend his employment agreement to provide that retroactive to May 4, 2005, Mr. Sutton was entitled to a car allowance of $600 per month and reimbursement of reasonable and necessary business expenses incurred by Mr. Sutton in accordance with our reimbursement policies.

On August 31, 2006, we entered into a Separation and Release Agreement with Mr. Sutton. The Separation Agreement provides Mr. Sutton with certain benefits in exchange for, among other things, the receipt of a general release of claims against us including any future rights under his employment agreement. Pursuant to the terms of the Separation Agreement, we agreed to pay the Mr. Sutton $55,000 in separation pay and to pay for up to four months of health insurance coverage.

On February 1, 2007, we entered into an Executive Employment Agreement (the “Employment Agreement”), with Denis McCarthy, our Chief Financial Officer. Under the Employment Agreement, we will pay Mr. McCarthy an annual base salary of $200,000 and he will be eligible to receive an annual bonus between fifty percent (50%) and one hundred percent (100%) of such annual base salary based on achievement of goals and objectives established by us. In addition, pursuant to the Employment Agreement, we granted Mr. McCarthy an option to purchase 200,000 shares of our Common Stock a price per share of $0.99 (the “Stock Option”) and 50,000 shares of restricted common stock (the “Restricted Stock”), each in accordance with our 2005 Stock Incentive Plan (the “Plan”). 1/3 of the shares subject to the Stock Option will vest on February 1, 2008 and 1/36 of the shares subject to the Stock Option will vest each month thereafter for the next 24 months, subject to earlier termination following the cessation of Mr. McCarthy’s service with us or termination for Cause (as defined in the Plan). In addition, the vesting of the Stock Option will accelerate upon the occurrence of a Change in Control or Corporate Transaction (as those terms are defined in the Plan). 1/2 of the Restricted Shares will vest on February 1, 2008 and the remaining 1/2 will vest on February 1, 2009. The Employment Agreement is for a two year period of time and is terminable by either party without any advance notice.

On February 19, 2007, we entered into an Executive Employment Agreement with Robert H. Turner pursuant to which Mr. Turner will act as our Chief Executive Officer. Under the Employment Agreement, we will pay Mr. Turner an annual base salary of $285,000 and he will be eligible to receive an annual bonus between zero percent (0%) and fifty percent (50%) of such annual base salary based on achievement of goals and objectives to be established by us. In addition, pursuant to the Employment Agreement and contingent upon the filing of a Registration Statement on Form S-8 and compliance with any applicable state securities requirements, we will grant to Mr. Turner 1,600,000 shares of restricted common stock, in accordance with our 2005 Stock Incentive Plan (the “Plan”). One-third of the Restricted Shares will vest on each of the first, second and third anniversary of the date of grant. The Employment Agreement is for a period of three years and is terminable by either party without any advance notice. If Mr. Turner is terminated without Cause (as that term is defined in the Employment Agreement), he will be entitled to the payment of 6 months of his base salary and any earned Annual Bonus as of the termination date.

On May 9, 2007, we received a letter of resignation from its former CEO Charles Sander. The letter alleged that Mr. Sanders was resigning for good reason as defined in his employment agreement and is seeking compensation under his employment agreement. We are in the process of reviewing Mr. Sander’s claims and no determination has been made at this time.

Director Compensation

The following table summarizes compensation that our directors (other than directors who are named executive officers) earned during 2006 for services as members of our board of directors.

Name	Year	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Harry Casari	2006	$12,000	$220,200	$232,200
	2005	$1,500	—	$1,500

Cathal Flynn	2006	$11,250	$220,200	$231,450
	2005	$3,500	—	$3,500

Dr. H. Clayton Foushee, Jr.(2)	2006	$11,500	$220,200	$231,700
	2005	$3,500	—	$3,500

(1)	Compensation is based on the trading price of the stock on the date of grant.
(2)	As of December 31, 2006, Dr. Foushee is no longer a director. Dr. Foushee forfeited the 60,000 shares he received in March 2006 as none had vested on the date he resigned from the board.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of April 23, 2007 unless otherwise noted, by: each of our named executive officers; each of our directors and nominees; each person known by us to beneficially own more than 5% of our common stock; and all of our executive officers, directors and nominees as a group. Information with respect to beneficial ownership has been furnished by each executive officer, director, nominee or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Percentage of beneficial ownership is based on 20,185,777 shares of our common stock outstanding as of April 23, 2007. The number of shares of common stock beneficially owned by each person and the percentage ownership of each person include any shares of common stock underlying options or warrants held by such persons that are exercisable within 60 days of April 23, 2006, if any. Except as otherwise noted below, the address of each of the persons in the table is Catcher Holdings, Inc., 44084 Riverside Parkway, Suite 320, Leesburg, VA 20176.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Executive Officers and Directors:
R. Hal Turner	1,600,000	(8)	7.3%
Charles Sander	2,232,341		11.1%
Ira Tabankin	2,232,341	(1)	11.1%
Jeff Gilford	1,083,000	(9)	5.1%
Denis McCarthy	138,889		*
John Sutton	143,500	(11)	*
Harry L. Casari	60,000		*
Cathal Flynn	60,000		*
H. Clayton Foushee	—	(10)	*

5% Stockholders:
Agile Partners, LP	1,624,864	(3)	7.8%
3500Alameda De Las Pulgas, Suite 20
Menlo Park, CA 94025
Sandor Capital Master Fund LP	1,500,000	(4)	7.3%
2828 Routh Street, Suite 500
Dallas, TX 75205
London Family Trust	1,249,864	(5)	6.0%
2 Aurora Drive
Montecito, CA 93108
Rawleigh Ralls	1,280,908	(6)	6.2%
744 Spruce Street
Boulder, CO 80302
All directors and executive officers as a group (8 persons)	6,323,571	(7)	29.0%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.
(1)	Includes 8 shares of common stock issuable upon the conversion of 1 share of Series A Preferred Stock that is convertible to 8 shares of common stock within 60 days after April 23, 2007.
(3)	Includes (i) 324,973 shares of common stock issuable upon the exercise of a Series B Warrant that is exercisable within 60 days of March 31, 2006; and (ii) 324,973 shares of common stock issuable upon the exercise of a Series C Warrant that is exercisable within 60 days of April 23, 2007. Scott Cummings has voting and dispositive power on behalf of Agile Partners, LP.
(4)	Includes (i) 250,000 shares of common stock issuable upon the exercise of a Series C Warrant that is exercisable within 60 days of April 23, 2007; and (ii) 250,000 shares of common stock issuable upon the exercise of a Series E Warrant that is exercisable within 60 days of April 23, 2007. John Lemak has voting and dispositive power on behalf of Sandor Capital Master Fund, LP.
(5)	Includes (i) 249,973 shares of common stock issuable upon the exercise of a Series B Warrant that is exercisable within 60 days of April 23, 2007; and (ii) 249,973 shares of common stock issuable upon the exercise of a Series C Warrant that is exercisable within 60 days of April 23, 2007. Robert S. London has voting and dispositive power on behalf of London Family Trust.
(6)	Includes (i) 2,000 shares of common stock issuable upon the exercise of a Series D Warrant that is exercisable within 60 days of April 23, 2007 and (ii) 349,974 shares of common stock issuable upon the exercise of a Series E Warrant that is exercisable within 60 days of April 23, 2007.
(7)	Includes (i) 8 shares of common stock issuable upon conversion of 1 share of Series A Preferred Stock convertible within 60 days of April 23, 2007; (ii) options to purchase an aggregate of 88,889 shares which are exercisable within 60 days of April 23, 2007 and (iii) 1,600,000 shares of restricted stock to be issued upon successful completion of certain Federal and state securities filings.
(8)	Includes 1,600,000 shares of restricted stock to be issued upon successful completion of certain Federal and state securities filings.
(9)	Includes (i) 65,000 shares of common stock issuable upon the exercise of a warrant that is exercisable within 60 days of April 23, 2007; and (ii) 918,000 shares of common stock issuable upon exercise of an option that is exercisable within 60 days of April 23, 2007. As of August 31, 2006, Jeff Gilford is no longer an executive officer of the Company.
(10)	As of December 31, 2006, Clayton Foushee is no longer a director of the Company.
(11)	As of August 31, 2006, John Sutton is no longer an officer of the Company

Equity Compensation Plan Information

With respect to equity compensation plans as of December 31, 2006, see Item 5 on page 16.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest other than the transactions described below.

Consulting Agreements

Catcher entered into a Consulting Agreement with Hayden Communications, Inc. dated as of May 1, 2005 for a period of twelve (12) months at a fee of $5,000 per month plus reimbursement of certain expenses. Immediately following the Acquisition, a fee totaling $160,000 was paid to Hayden Communications, Inc. in respect to the services provided prior to May 2005, including capital markets consulting, strategy formulation and marketing material creation and production. Hayden is one of our stockholders. The agreement terminated on April 30, 2006.

Catcher entered into a Services Agreement with BlackFord Partners, Inc., dated as of May 6, 2005, whereby BlackFord Partners, Inc. agreed to provide financial and accounting advisory services to Catcher and us at a rate of $75 to $125 per hour depending on the type of services rendered. Pursuant to an Amendment to the Services Agreement, dated as of June 24, 2005, a warrant to purchase 20,000 shares of our common stock at an exercise price of $3.74 was issued to Stan Blackburn and a warrant to purchase 65,000 shares of our common stock at an exercise price of $3.74 was issued to Jeff Gilford. Jeff Gilford, our former Chief Financial Officer is a principal of Blackford Partners, Inc. The Services Agreement, as amended, terminated on June 15, 2006.

Employment Agreements

See Employment Agreements under Executive Compensation above

Convertible Notes

In April 2007, we entered into a Note and Restricted Stock Purchase Agreement with Sandor Capital, LP (John Lemak has voting and dispositive power over Sandor Capital LO) and Lacuna Hedge Fund, LLLP (Rawleigh Ralls has voting and dispositive power over Lacuna Hedge Fund LLLP) and closed on a private placement of Secured Convertible Promissory Notes (the “Notes”) with principal amounts of $200,000 and $250,000, respectively, and issued shares of our restricted Common Stock in the amounts of 70,000 and 87,500, respectively. Subject to the conversion provisions set forth in the Notes, the unpaid principal together with all accrued interest on the Notes is due and payable in full 90 days following the issuance date of each such Note (the “Maturity Date”). Interest accrues on the unpaid principal balance at a rate of ten percent (10%) per annum, simple interest, and is payable in full along with the principal balance on the Maturity Date. In the event that we, at any time after the date of issuance of the Notes and prior to the payment or conversion in full of the Notes, raises proceeds of at least $5,000,000 in a Next Equity Financing (as that term is defined in the Notes), then the outstanding principal amount and all accrued but unpaid interest on the Notes may be converted at the holder’s discretion at the closing of the Next Equity Financing and on the same terms and conditions as the Next Equity Financing, into Next Equity Securities (as that term is defined in the Notes) at the Next Equity Security Conversion Price (as that term is defined in the Notes).

Director Independence

Two members of the Board of Directors are independent directors within the meaning of our director independence standards and the director independence standards of The Nasdaq Stock Market, Inc. (“Nasdaq”). The Board of Directors has determined that each member of each of the committees of the Board of Directors is independent within the meaning of our and Nasdaq’s director independence standards.

ITEM 13.	EXHIBITS

EXHIBIT INDEX

EXHIBIT #	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended Bylaws of the Registrant.

4.1(3)	Form of Series A Warrant.

4.2(3)	Form of Series B Warrant.

4.3(1)	Form of Warrant issued to Stan Blackburn.

4.4(1)	Form of Warrant issued to Jeff Gilford.

4.5(4)	Form of Restricted Stock Award Agreement.

4.6(4)#	Form of Restricted Stock Award to Jeff Gilford.

4.7(4)#	Form of Restricted Stock Award to Harry Casari.

4.8(4)#	Form of Restricted Stock Award to Cathal Flynn.

4.9(4)#	Form of Restricted Stock Award to Clayton Foushee.

4.10(5)	Form of Amendment No. 1 to Series A and Series B Warrants.

4.11(5)	Form of Series C Warrant.

4.12(6)	Form of Series D Warrant.

4.13(18)	Form of Warrant issued to Emerging Growth Equities, Ltd.

4.14(22)	Form of Series E Warrant.

4.15(24)	Form of Secured Convertible Promissory Note.

10.3(1)#	Employment Agreement, between Jeff Gilford and Catcher, Inc., the small business issuer’s wholly owned subsidiary (“Catcher”).

10.4(1)	Services Agreement, dated as of May 6, 2005, between the Registrant and BlackFord Partners Inc., as amended by the Amendment dated June 24, 2005.

10.5(3)	Consulting Agreement, effective as of April 21, 2005, by and between The Del Mar Consulting Group, Inc. and Catcher.

10.6(3)	Consulting Agreement, dated as of May 1, 2005, by and between Hayden Communications, Inc. and Catcher.

10.7(3)	Consulting Agreement, effective as of April 21, 2005, by and between Kai Hansen and Catcher.

10.9(7)#	Employment Agreement, effective as of April 21, 2005, by and between Catcher and Charles Sander.

10.10(7)#	Employment Agreement, effective as of April 21, 2005, by and between Catcher and Ira Tabankin.

10.11(7)#	Employment Agreement, effective as of April 21, 2005, by and between Catcher and John Sutton.

10.12(1)#	Employment Agreement, between Jeff Gilford and Catcher, Inc., the Registrant’s subsidiary.

10.13(8)#	Employment Agreement Amendment Letter, dated July 29, 2005, regarding Ira Tabankin.

10.14(8)#	Employment Agreement Amendment Letter, dated July 29, 2005, regarding Charles Sander.

EXHIBIT #	DESCRIPTION
10.15(8)#	Employment Agreement Amendment Letter, dated July 29, 2005, regarding John Sutton.

10.17(10)	Software License Agreement, dated as of September 27, 2005 by and between Innerwall, Inc. and Catcher, Inc.*

10.18(10)	CATCHER™ Device Finder’s Agreement, dated as of September 27, 2005 by and between Innerwall, Inc. and Catcher, Inc.*

10.19(10)	Enclave™ Software Finder’s Agreement, dated as of September 27, 2005, by and between Innerwall, Inc. and Catcher, Inc.*

10.20(11)#	2005 Stock Incentive Plan.

10.21(11)#	Form of Stock Option Agreement under 2005 Stock Incentive Plan.

10.22(11)#	Description of Non-Employee Director Cash Compensation Terms.

10.23(11)#	Stock Option Agreement with Jeff Gilford.

10.24(12)	Manufacturing Agreement, dated as of November 22, 2005, by and between Catcher, Inc. and Key Tronic Corporation.

10.25(13)	Indemnification arrangement with the Company’s President and Chief Executive Officer, Charles Sander.

10.26(14)	Form of Amended and Restated Registration Rights Agreement, dated as of February 2, 2006, by and among the Company and the persons listed as signatories thereto.

10.27(15)	Form of Securities Purchase Agreement, dated as of March 15, 2006, by and among the Company and the investors identified on the signature pages thereto.

10.28(15)	Form of Registration Rights Agreement, dated as of March 15, 2006, by and among the Company and the investors listed as signatories thereto.

10.29(18)#	Employment Offer—Terms of Employment, dated July 1, 2006 among the Company and T. Michael Grady.

10.30(19)	Separation and Release Agreement dated August 31, 2006 by and between the Company and John Sutton.

10.31(20)	Interim Services Agreement dated September 5, 2006 by and between the Company and Tatum, LLC.

10.32(21)	Separation and Release Agreement dated October 6, 2006 by and between the Company and Jeff Gilford.

10.33(23)	Lease Agreement, dated as of October 12, 2006, by and between Catcher and GPO Riverbend, LLC.

10.33(25)#	Executive Employment Agreement, dated December 7, 2006, by and between Catcher and Denis McCarthy.

10.34(26)#	Executive Employment Agreement, dated February 18, 2006, by and between Catcher and Robert H. Turner.

10.35(24)	Form of Note and Restricted Stock Purchase Agreement to be executed by and among the Company and the investors identified on the signature pages thereto

14.1(23)	Code of Ethics.

16.1(17)	Letter from Vitale, Caturano & Company, Ltd.

EXHIBIT #	DESCRIPTION
21.1(16)	Subsidiaries of the Registrant.

23.1	Consent of Stonefield Josephson, Inc. (Filed herewith).

24.1(16)	Power of Attorney (Included on the signature page).

31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (Filed herewith).

31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (Filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

*	The Registrant has requested confidential treatment with respect to the referenced exhibits.
#	Indicates management contract or compensatory plan.
†	Previously filed.
(1)	Previously filed on Form 8-K with the SEC on June 28, 2005 and incorporated herein by reference.
(2)	Previously filed with the SEC on Form 10-SB on May 29, 2003 and Form 8-K on August 1, 2005 and herein incorporated by reference.
(3)	Previously filed on Form 8-K/A with the SEC on July 15, 2005 and incorporated herein by reference.
(4)	Previously filed on Form S-8 with the SEC on January 26, 2006 and incorporated herein by reference.
(5)	Previously filed on Form 8-K with the SEC on February 8, 2006 and incorporated herein by reference.
(6)	Previously filed on Form 8-K with the SEC on March 21, 2006 and incorporated herein by reference.
(7)	Previously filed on Form SB-2 with the SEC on August 1, 2005 and incorporated herein by reference.
(8)	Previously filed on Form 8-K with the SEC on August 1, 2005 and incorporated herein by reference.
(9)	Previously filed on Form SB-2/A with the SEC on November 23, 2005 and incorporated herein by reference.
(10)	Previously filed on Form 8-K with the SEC on October 3, 2005 and incorporated herein by reference.
(11)	Previously filed on Form 8-K with the SEC on October 27, 2005 and incorporated herein by reference.
(12)	Previously filed on Form 8-K with the SEC on November 29, 2005 and incorporated herein by reference.
(13)	Previously filed on Form 8-K with the SEC on December 19, 2005 and incorporated herein by reference.
(14)	Previously filed on Form 8-K with the SEC on February 8, 2005 and incorporated herein by reference.
(15)	Previously filed on Form 8-K with the SEC on March 21, 2005 and incorporated herein by reference.
(16)	Previously filed on Form SB-2 with the SEC on April 27, 2006 and incorporated herein by reference.
(17)	Previously filed on Form SB-2 with the SEC on June 16, 2006 and incorporated herein by reference.
(18)	Previously filed on Form 10-QSB with the SEC on August 14, 2006 and incorporated herein by reference.
(19)	Previously filed on Form 8-K with the SEC on September 6, 2006 and incorporated herein by reference.
(20)	Previously filed on Form 8-K with the SEC on September 11, 2006 and incorporated herein by reference.
(21)	Previously filed on Form 8-K with the SEC on October 10, 2006 and incorporated herein by reference.
(22)	Previously filed with the SEC on Form 8-K on November 8, 2006 and herein incorporated by reference.
(23)	Previously filed with the SEC on Form 10-QSB on November 14, 2006 and herein incorporated by reference.
(24)	Previously filed with the SEC on Form 8-K on April 10, 2007 and herein incorporated by reference.
(25)	Previously filed with the SEC on Form 8-K on February 7, 2007 and herein incorporated by reference.
(26)	Previously filed with the SEC on Form 8-K on February 21, 2007 and herein incorporated by reference.
(27)	Previously filed with the SEC on Form 8-K on June 28, 2005 and herein incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2004, 2005 and 2006 by Vitale, Caturano & Company, Ltd. and Stonefield Josephson, Inc.:

Vitale, Caturano & Company, Ltd.			Stonefield Josephson, Inc.
	2006	2005		2006	2005
Audit Fees(1)	$—	$48,995	Audit Fees(1)	$151,407	$80,000
Audit-Related Fees(2)	25,750	22,500	Audit-Related Fees(2)	118,615	—
Tax Fees	—	1,875	Tax Fees	17,802	—
All Other Fees	—	—	All Other Fees	—	—

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Stonefield Josephson, Inc. in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are related to the performance reviews of our consolidated financial statements in connection with the filing of registration statements and are not reported under “Audit Fees.”

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. The chairperson of the Audit Committee is also authorized, pursuant to delegated authority, to pre-approve additional services of up to $25,000 per engagement on a case-by-case basis, and such approvals are communicated to the full Audit Committee at its next meeting. This authority may be delegated to any other member of the Audit Committee as well.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 21, 2007

Catcher Holdings, Inc.

By	/s/ ROBERT H. TURNER
Robert H. Turner
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Robert H. Turner and Denis McCarthy, each of them acting individually, as his or her attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-KSB.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ ROBERT H. TURNER Robert H. Turner	Chief Executive Officer and Director (Principal Executive Officer)	May 21, 2007

/s/ DENIS MCCARTHY Denis McCarthy	Chief Financial Officer (Principal Financial and Accounting Officer)	May 21, 2007

/s/ IRA TABANKIN Ira Tabankin	Secretary and Director	May 21, 2007

/s/ HARRY CASARI Harry Casari	Director	May 21, 2007

/s/ CATHAL FLYNN Rear Admiral (Retired) Cathal Flynn	Director	May 21, 2007