Form 10QSB
period 2007-03-31
CATCHER HOLDINGS, INC
filed 2007-05-25
CIK 1230802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number 000-50299

Catcher Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	62-1751433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44084 Riverside Drive

Leesburg, Virginia 20176

(Address of principal executive offices)

(703) 723 - 2700

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 21, 2007
Common Stock, $.001 par value per share	20,185,777

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item I – Condensed Consolidated Financial Statements

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Period from Inception (March 31, 2004) to March 31, 2007
	March 31, 2007	March 31, 2006
Revenue	$96,404	$—	$196,013
Cost of goods sold	61,904	—	158,868

Gross Profit	$34,500	$—	$37,145
Operating expenses:
Research and development expenses	678,786	615,717	8,095,712
Selling, general and administrative expenses	1,153,203	941,223	12,636,849

Operating loss	(1,797,489)	(1,556,940)	(20,695,416)
Financing costs	—	(1,073,462)	(2,701,528)
Gain on change in fair value of registration payment arrangements	86,000	—	86,000
Interest income (expense), net	8,949	12,824	85,651

Loss from operations before income taxes	(1,702,540)	(2,617,578)	(23,225,293)
Income taxes	—	—	—

Net loss	$(1,702,540)	$(2,617,578)	$(23,225,293)

Loss per share:
Basic & Diluted	$(0.09)	$(0.18)	$(2.24)

Weighted-average number of shares outstanding – Basic and Diluted:	19,866,477	14,429,746	10,347,949

The accompanying notes are an integral part of these consolidated financial statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)	*
Assets
Current Assets:
Cash and cash equivalents	$125,723	$2,025,258
Accounts receivable	111,155	152,675
Inventory, including units released to production	1,715,192	1,669,991
Prepaid expenses and other current assets	599,935	417,091

Total current assets	2,552,005	4,265,015
Fixed assets, net of depreciation	221,096	165,986
Deposits	31,903	36,604

Total Assets	$2,805,004	$4,467,605

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$280,953	$337,364
Deferred revenue	62,538	71,316
Accrued and other current liabilities	654,711	826,027
Current portion of registration payment liability	220,000	142,768

Total current liabilities	1,218,202	1,377,475

Registration payment liability, net of current portion	549,768	—

Total Liabilities	1,767,970	1,377,475
Commitments and contingencies (see Notes 9 and 12)
Shareholders’ Equity:
Preferred Stock, $0.001 par value, 1 million shares authorized; 1 share outstanding	—	—
Common Stock, $0.001 value, 50,000,000 shares authorized; 19,890,277 and 19,768,277 shares outstanding, respectively	19,890	19,768
Additional paid in capital	24,955,437	24,593,115
Deficit accumulated during the development stage	(23,938,293)	(21,522,753)

Total Shareholders’ Equity	1,037,034	3,090,130

Total Liabilities and Shareholders’ Equity	$2,805,004	$4,467,605

*	The accompany condensed consolidated balance sheet as of December 31, 2006 was derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Period from Inception (March 31, 2004) to
	March 31, 2007	March 31, 2006	March 31, 2007
Cash Flows From Operating Activities:
Net loss	$(1,702,540)	$(2,617,578)	$(23,225,293)
Adjustments to reconcile net cash used in operating activities:
Depreciation	13,041	2,111	32,322
Stock-based compensation expense	334,944	228,495	6,106,676
Warrants and common stock issued in connection with consulting contracts	27,500	—	44,530
Non-cash interest expense	—	—	41,345
Non-cash financing costs	—	1,073,462	2,701,528
Impairment charge	—	—	714,129
Unrealized gain on change in fair value of registration payment arrangement	(86,000)	—	(86,000)
Changes in assets and liabilities:
Accounts receivable	41,520	—	(111,155)
Inventory, including units released to production	(45,201)	(1,190,070)	(1,715,192)
Prepaid expenses and other current assets	(182,844)	347,795	(599,935)
Other assets	4,701	(10,047)	(31,903)
Accounts payable	(56,411)	(92,487)	280,953
Accrued and other liabilities	(180,094)	33,716	717,250

Net cash used in operating activities	(1,831,384)	(2,292,035)	(15,130,746)

Cash Flows Used In Investing Activities:
Capital expenditures	(68,151)	(522,838)	(967,547)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Stock and warrants net of $606,789 and $814,267 in issuance costs for the three months ended March 31, 2006 and for the period from inception (March 31, 2004) through March 31, 2007, respectively	—	6,098,211	10,391,901
Proceeds from issuance of Common Stock	—	—	17
Proceeds from exercise of warrants, net of $27,650 in issuance costs for the period from inception (March 31, 2004) through March 31, 2007	—	898,163	5,832,098

Net cash provided by financing activities	—	6,996,374	16,224,016

Net increase (decrease) in cash and cash equivalents	(1,899,535)	4,181,501	125,723
Cash and cash equivalents at beginning of period	2,025,258	913,182	—

Cash and cash equivalents at end of period	$125,723	$5,094,683	$125,723

Cash paid for interest	$693	$—	$8,290

Cash paid for income taxes	$—	$—	$—

Supplemental Disclosure of non-cash financing activities
Issuance of Common Stock	$97	$—	$377

Forfeiture of Common Stock	$—	$—	$60

Cumulative Effect of Change in Accounting Principle	$713,000	$—	$713,000

The accompanying notes are an integral part of these consolidated financial statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Period from Inception (March 31, 2004) to March 31, 2007

	Number of Shares of Preferred Stock	Preferred Stock $0.0001 par value	Number of Shares of Common Stock	Common Stock $0.0001 par value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Balance at Inception(1)	1	$—	2,232,333	$2,232	$(2,232)	$—	$—
Net loss	—	—	—	—	—	(748,366)	(748,366)

Balance at 12/31/04	1	$—	2,232,333	$2,232	$(2,232)	$(748,366)	$(748,366)
Issuance of convertible preferred stock to employees and consultants on April 21, 2005	454,735	455	—	—	3,236,813	—	3,237,268
Issuance of Common Stock for services and interest expense on April 21, 2005	—	—	348,515	349	309,830	—	310,179
Issuance of Common Stock and warrants to private investors on May 4, 2005	—	—	4,500,386	4,500	4,289,190	—	4,293,690
Issuance of Common Stock to U.S. Telesis Holdings, Inc. shareholders on May 4, 2005	—	—	1,781,295	1,781	(1,764)	—	17
Conversion of convertible preferred stock to Common Stock on June 23, 2005	(454,735)	(455)	3,637,904	3,638	(3,183)	—	—
Issuance of warrants to consultants on June 23, 2005	—	—	—	—	17,030	—	17,030
Issuance of Common Stock pursuant to warrant exercises in October 2005	—	—	1,078,537	1,078	1,616,728	—	1,617,806
Compensation Expense	—	—	—	—	116,362	—	116,362
Net loss	—	—	—	—	—	(8,149,587)	(8,149,587)

Balance at 12/31/05	1	$—	13,578,970	$13,578	$9,578,774	$(8,897,953)	$694,399
Issuance of Common Stock pursuant to warrant exercises in February 2006	—	—	598,748	599	897,564	—	898,163
Issuance of warrants as inducement to exercise warrants	—	—	—	—	1,073,462	—	1,073,462
Issuance of Common Stock on March 15 and 17, 2006	—	—	2,682,000	2,682	6,095,529	—	6,098,211
Issuance of Common Stock on March 16, 2006 to directors and employees	—	—	280,000	280	(280)	—	—
Issuance of Common Stock pursuant to warrant exercises in February 2006	—	—	2,688,559	2,689	3,313,440	—	3,316,129
Compensation Expense	—	—	—	—	2,149,268	—	2,149,268
Issuance of warrants as inducement to exercise warrants	—	—	—	—	1,485,298	—	1,485,298
Forfeiture of Common Stock by director on December 29, 2006	—	—	(60,000)	(60)	60	—	—
Net Loss	—	—	—	—	—	(12,624,800)	(12,624,800)

Balance at 12/31/06	1	$—	19,768,277	$19,768	$24,593,115	$(21,522,753)	$3,090,130
Cumulative effect of change in accounting principle (unaudited)	—	—	—	—	—	(713,000)	(713,000)
Issuance of Common Stock on March 16, 2006 to directors and employees (unaudited)	—	—	97,000	97	(97)	—	—
Issuance of Common Stock for services on February 12, 2007 (unaudited)	—	—	25,000	25	27,475	—	27,500
Compensation Expense	—	—	—	—	334,944	—	334,944
Net Loss (unaudited)	—	—	—	—	—	(1,702,540)	(1,702,540)

Balance at 3/31/07 (unaudited)	1	$—	19,890,277	$19,890	$24,955,437	$(23,938,293)	$1,037,034

(1)	The Common Share amount represents common stock issued to the sole owner of LCM Technologies, Inc. upon the conversion of his preferred stock on June 23, 2005 as if they were outstanding at the inception of LCM Technologies, Inc. Ira Tabankin was issued 279,043 shares of Convertible Preferred Stock on April 21, 2005, of which 279,042 were converted on June 23, 2005 into 2,232,333 shares of Common Stock. Mr. Tabankin still holds one share of Convertible Preferred Stock.

The accompanying notes are an integral part of these consolidated financial statements.

CATCHER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Catcher Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2006 as filed on Form 10-KSB with the SEC on May 21, 2007. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Catcher Holdings, Inc., a Delaware Corporation, is in the business of developing, manufacturing and distributing a portable, ruggedized, wireless handheld security device (the “CATCHER™device”). From inception to date, the Company has been primarily involved in organizational activity, negotiating vendor contracts, making arrangements for the commercial use and deployment of the CATCHER™ device, engaging and developing our initial customer base, and recruiting and managing staff. In October 2006 we completed development of our first product and commenced initial production.

(3) Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Subsequent to the acquisition of Catcher, the Company has continued to develop the technology acquired with a goal of developing a device that is ready for sale. The Company’s ability to continue as a going concern depends on a number of factors, including but not limited to, the ability to get its product to market and the ability to raise additional capital if required. During the year ended December 31, 2006 and the three months ended March 31, 2007, the Company incurred losses of $12,624,800 and $1,702,540 (unaudited), respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to seek additional capital from one or more of the following: debt financing, exercise of some or all of the outstanding warrants, sale of additional securities and revenue. There can be no assurance that such sources of funds will be available on terms acceptable to the Company, or at all.

(4) Summary of Significant Accounting Policies

The following significant accounting policies were not applicable as of the filing of its last annual report for the year ended December 31, 2006. For a complete discussion of the Company’s significant accounting policies, please refer to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006.

Financial Accounting Standards Board Interpretation No. 48

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as interest expense.

Statement of Financial Accounting Standards No. 155

The company adopted Statement of Financial Accounting Standards number 155 “Accounting for Certain Hybrid Financial Instruments” (FAS 155) in the first quarter of 2007. The Company has adopted FAS 155 on an individual instrument basis.

Financial Accounting Standards Board Staff Position 00-19-2

In December 2006, the FASB issued FSP 00-19-2, Accounting for Registration Payment Arrangements, which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangement and related financial instruments entered into prior to December 21, 2006, FSP 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those financial years. Companies are required to report transition through a cumulative- effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which FSP 00-19-2 is adopted. We adopted this FSP on January 1, 2007. See Note 7 for the impact of adoption.

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

The following potentially dilutive common share equivalents were excluded from the calculation of diluted earnings per share at March 31, 2007 and 2006 because they were anti-dilutive.

	2007	2006
Preferred Stock	8	8
Options	2,528,000	918,000
Warrants	5,932,098	6,230,226

Total	8,460,106	7,148,234

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

Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS 123R and SAB 107, compensation is measured on the grant date of an award and recognized over the service period for which the award was granted, generally the vesting period. Compensation is equal to the fair value of the award determined using a binomial option-pricing model. The binomial option-pricing requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is partially based on the historical volatility of the Company’s stock price. As a result of the Company’s thinly traded stock, these estimates may not be indicative of fair value; but the Company believes that they provide a reasonable basis for its conclusions. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

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

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits for the three months ended March 31, 2007 and 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The weighted-average fair value of options granted during the three months ended March 31, 2007 was $1.19. No instruments were issued during the three months ended March 31, 2006 which required valuation under an option-pricing model. The fair value of each option grant is estimated as of the date of grant using a binomial option-pricing model. The following assumptions were made for grants in 2007:

Expected volatility	108%
Expected dividend yield	0%
Expected lives of options (in years)	6
Risk-free interest rate	4.54 – 4.78%
Expected forfeiture rate	15%

The aggregate compensation expense expected to be recognized in the future for unvested awards is approximately $4,244,000 at March 31, 2007. This expense will be recognized over the next 2.46 years. The intrinsic value of vested awards was $0 at December 31, 2006 and 2005 as the Company’s stock price was less than the exercise price for all awards.

Reclassifications

Certain items in the prior periods have been reclassified to conform with the current period classification.

(5) Inventory, Including Units Released to Production

Inventory is stated at the lower of cost or market, and is valued on a first-in, first-out basis. At March 31, 2007 and December 31, 2006 inventory consisted entirely of finished goods and amounted to approximately $911,000 and $235,000, respectively. Inventory is reviewed periodically for slow-moving or obsolete issues based on sales activity, both projected and historical. As of March 31, 2007 and 2006, there were no reserves or writeoffs recorded against inventory.

“Units released to production” of approximately $804,000 and $1,435,000 at March 31, 2007 and December 31, 2006, respectively, consists of payments to the Company’s contract manufacturer to initiate production. These amounts will be recorded as inventory or cost of sales upon shipment of the completed product to the Company or to its customers, respectively. These amounts include payments for labor and overhead not incurred by the contract manufacturers at March 31, 2007 and December 31, 2006.

(6) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	March 31, 2007	December 31, 2006
	(unaudited)
Software Royalties	$287,500	$287,500
Insurance	43,368	86,737
Consulting Fees	262,955	—
Other	6,112	42,854

Total	$599,935	$417,091

(7) Equity Transactions

March 2006 Private Placement

In January 2006, the Company entered into an agreement with a placement agent to conduct the offer of its securities in a private placement (the “March 2006 Private Placement”). Certain of the Company’s stockholders have an ownership interest in the placement agent. In accordance with their agreement, the placement agent was paid a fee equal to 8% of the gross proceeds received from the sale of units, comprised of two shares of the Company’s common stock and a Series D Warrant to purchase the Company’s Common Stock (“Units”), sold in the March 2006 Private Placement at $5.00 per unit. In addition, the Company issued to the placement agent warrants to purchase Units equal to 8% of the Units sold in the March 2006 Private Placement. The placement agent will receive a reduced fee equal to 4% cash and 4% warrants to purchase Units on any proceeds invested by certain existing or known investors. In addition, the placement agent is entitled to receive 2% of the proceeds from the exercise of warrants issued in the March 2006 Private Placement.

On March 15 and March 17, 2006, the Company completed the March 2006 Private Placement whereby it sold 2,682,000 shares of our Common Stock (the “Shares”) and issued Series D Warrants to purchase another 1,341,000 shares of its Common Stock (the “Series D Warrant Shares”) to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), resulting in proceeds, net of issuance costs, of approximately $6,100,000. Included in the issuance costs is the placement agent’s fee of $506,400. In addition, the Company issued a warrant to the placement agent to purchase 101,280 Units sold in the March 2006 Private Placement with an exercise price of

$5.00 per Unit. The exercise of the warrant would result in the issuance of an additional 202,560 shares of Common Stock and 101,280 Series D warrants to purchase Common Stock. The Series D warrants have an exercise price of $3.50 per share and expire 5 years from the date of issuance.

In connection with the March 2006 Private Placement, the Company entered into a Registration Rights Agreement which provided that the Company file a registration statement with the SEC registering the Shares for resale within 45 days of the closing date and file a registration statement with the SEC registering the Series D Warrant Shares for resale no later than one year from the effectiveness of the registration statement relating to the Shares (the “March 2006 Registration Rights Agreement”). The Company may incur liquidated damages for every 30 days that it is in default of the following provisions:

•	The Company fails to file registration statements;

•	The Company fails respond to comments from the Commission on a timely basis;

•	The registration statements are not declared effective by the Commission; and

•

After a registration statement is first declared effective by the Commission, if it ceases for any reason to remain continuously effective, as defined in the March 2006 Registration Rights Agreement, as to all registrable securities.

The liquidated damages is the amount of Shares and Warrants equal to one percent (1%) of the respective number of Shares and Warrants sold to such Investor pursuant to the Purchase Agreement which would be issued to investors for no additional cost.

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

On October 30, and November 30, 2006, the Company was in default of Section 2.3 of the March 31, 2006 Registration Rights Agreement because the Company’s registration statement covering shares subject to the Agreement was not effective as of that date. As such, the Company must pay liquidated damages equal to 2% of the total shares and warrants issued in the March 2006 Private Placement or 53,640 shares and 26,820 warrants as a result of the default. The Company recorded the fair value of the shares and the warrants issued of $142,768 as a financing charge during the year ended December 31, 2006.

On May 7, 2007 the Company was in default of Section 2.3 of the March 31, 2006 Registration Rights Agreement because the Company’s registration statement covering shares subject to the Registration Rights Agreement was not maintained continually effective as of that date. As such, the Company must pay liquidated damages equal to 1% of the total shares and warrants issued in the March 2006 Private Placement or 26,820 shares and 13,410 warrants per month as a result of the default.

Effective in the first quarter of 2007 the Company adopted FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”). This accounting literature provides guidance on accounting for registration payment arrangements and how to account for related financial instruments. It clarifies that financial instruments, such as warrants, subject to a registration payment arrangement should be accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation. The Company had previously recorded the Series D Warrants in equity and continues to believe that equity classification is appropriate under this guidance.

The Company evaluated the registration payment arrangement and determined that, because of the previous defaults under the agreement, it is probable that the transfer of consideration under the registration payment will occur and that payment is reasonably estimable at the adoption date. The Company recorded the liability using the cumulative-effect transition method based on an estimate that 376,000 common shares and 188,000 warrants would be issued over the term of the registration payment arrangement. This resulted in an increase to Registration Payment Liability of $713,000 with an offsetting cumulative-effect entry to accumulated deficit. The cumulative adjustment was not recorded in the consolidated statement of operations and prior periods were not adjusted. The value of the cumulative effect adjustment was equal to the difference between the fair value of the shares and warrants estimated to be paid over the course of the agreement and the value of the liquidated damages of $142,768 that had previously been recorded as a result of a default under the agreement. The Company determined the value of the liability based on the fair value of the common stock and warrants contingently issuable. The common stock was valued using the market price on the date of adoption of $1.72 and the warrants were valued using the binomial option pricing model and the following assumptions; Stock Price $1.72, Volatility, 108%, Risk Fee Interest Rate 4.68%, Dividends 0%.

The Company has recorded the liability at March 31, 2007 using the market price of the Company’s common stock on that date of $1.25 and the warrants were valued using the binomial option pricing model and the following assumptions; Stock Price $1.25, Volatility, 108%, Risk Fee Interest Rate 4.68%, Dividends 0%. This resulted in an unrealized gain during the three months ended March 31, 2007 of $86,000. The carrying amount of the liability at March 31, 2007 was approximately $770,000.

The maximum number of common stock and warrants that could be issued under the registration payment arrangement is 2,065,140 and 1,032,770, respectively, which is based on the requirement to keep the common stock registered continuously through the date at which all shares and warrants are eligible for resale under Rule 144K of the Exchange Act. Based on the term of the warrants of five years, that maximum period was calculated to be seven years.

(8) Stock Based Compensation

Restricted Stock

In March 2006, the Company granted 280,000 shares of restricted stock to an officer and the three independent members of the board of directors for services to be provided. The awards vest over various periods through 2009. The Company valued the stock at $3.69 per share based on the market price on the date of grant. At March 31, 2007, 80,000 shares remained subject to vesting provisions. In August 2006, the vesting of 50,000 resulted from termination of employment of our former Chief Financial Officer (See Note 9).

In January 2007, the Company granted 97,000 shares of restricted stock to various employees. The awards vest over various periods through 2009. The Company valued the stock at $1.60 per share based on the market price on the date of grant. At March 31, 2007, 80,000 shares remained subject to vesting provisions.

In February 2007, the Company approved the grant of 1,636,000 shares of restricted stock to employees. The grants are contingent on the successful completion of Federal and state regulatory filings. The awards all vest over a three year period. The Company has estimated initial compensation using the market prices on the date of board approval, of $1.06 and $1.25, because the service period has commenced in accordance with SFAS 123R. The Company will revalue the award once a grant date has been achieved under SFAS 123R and record any incremental compensation as of that date.

The Company recorded approximately $152,000 and $228,000 of compensation expense related to these awards for the three months ended March 31, 2007 and 2006, respectively.

Stock Options

A summary of stock option activity under all plans is as follows:

	Shares	Weighted- Average Exercise
Balance at December 31, 2004	—	$—
2005 Activity:
Granted	918,000	3.74
Exercised	—	—
Forfeited	—	—

Balance at December 31, 2005	918,000	$3.74
2006 Activity:
Granted	1,910,000	2.60
Exercised	—	—
Forfeited	(300,000)	2.50

Balance at December 31, 2006:	2,528,000	$3.03
2007 Activity:
Granted	300,000	1.07
Exercised	—	—
Forfeited	(300,000)	2.00

Balance at March 31, 2006:	2,528,000	$2.92

Stock options exercisable and available for future grants as of March 31, 2007 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	1,120,222	$3.78	7.25 years
Available for future grants	227,000	—	—

(9) Commitments and Contingencies

Software License Agreements

In October 2005, the Company entered into a license agreement which included the purchase of a source code license for $50,000 and provides for royalty payments of $2.00 per end user license. Payment for the source code license is due upon the achievement of certain milestones as defined in the agreement. The Company paid $15,000 during 2005 and the remaining during 2006. The agreement can be terminated by the counterparty in the event that the Company does not purchase 200,000 end user licenses through 2008.

In November 2005, the Company entered into a software license agreement which included the purchase of a source code license to be included in its product and provides for royalty payments of $5.25 per end user license. The Company has future commitments to purchase end user licenses as follows:

	Licenses	Royalty
2007	25,000	$131,250

In September 2006, the Company entered into a software license agreement which included the purchase of a source code license to be included in its product and provides for royalty payments of $25 per end user license. The Company purchased 750 licenses as of March 31, 2007 and has future commitments to purchase 250 licenses over the next nine months.

Employment Contracts

Catcher entered into employment agreements with its Chief Executive Officer (“CEO”), Chief Technology Officer (“CTO”), Chief Financial Officer (“CFO”) and former CEO. The employment agreements expire at various times through 2008. The agreements provide for initial aggregate annual base compensation of $951,000 per year. The former CEO and CTO’s employment agreements provide for the participation in any incentive bonus program adopted by the Company, provided that in no event will such incentive bonus program provide for a bonus of less than 50% of the respective base salary upon achievement of certain goals. Both the CEO and CFO’s employment agreements provide for participation in an executive management bonus plan in which they can earn up to 100% of their respective base salary upon achievement of certain goals.

On August 31, 2006, the Company terminated the employment of its former CFO, who was entitled to salary and other benefits upon termination of his employment agreement. On October 6, 2006, the Company entered into a Settlement Agreement with the former CFO which provides for the payment of $200,000 on March 1, 2007 and $100,000 on or before June 1, 2007 in exchange for the receipt of a general release of claims against the Company including any future rights under his employment agreement. The Company recorded $300,000 at December 31, 2006 in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, the Settlement Agreement ratified the acceleration of the vesting date for the former CFO’s 50,000 restricted shares and remaining unvested portion of the 918,000 options granted on October 24, 2005 consisting of 547,542 options to August 31, 2006. The Company recorded approximately $1,168,000 of compensation expense related to the vesting of these shares and options during the year ended December 31, 2006.

On March 15, 2006, the Company entered into a Separation and Release Agreement with its former Vice President of Sales. The Separation Agreement provides the former officer with certain benefits in exchange for, among other things, the receipt of a general release of claims against the Company including any future rights under his employment agreement. Pursuant to the terms of the Separation Agreement, the Company agreed to pay the former officer $107,000 for continued support with certain sales transactions. The Company paid $15,000 upon execution of the agreement and will pay the remainder once payment has been received for units associated with the sales transactions described above. The Company will record a liability when it is more likely than not that any portion of the $107,000 will be payable. At March 31, 2007, the Company had not recorded any liability associated with the remaining contingent liability.

Consulting Agreement

In February 2007, The Company entered into consulting agreement for investor relations services. The agreement provides for cash payments of $6,000 per month and 25,000 shares of common stock to be issued at the beginning of each fiscal quarter for which the agreement is in force. Either party can terminate the contract at any time. The Company recorded a charge of $27,500 in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, during the three months ended March 31, 2007.

Lease Abandonment

Effective September 30, 2006, the Company ceased use of its office in Carlsbad, CA. The Company recorded a liability of approximately $64,000 based on the present value of the future minimum lease payments of approximately $4,600 per month offset by the present value of sub lease revenue that can be reasonably obtained in accordance with SFAS No. 146. In the event that the Company is unable to sublease the facility, the Company intends to exercise its option to terminate the lease after two years such that future minimum payments will continue to be made through December 2007. On April 30, 2007, the Company entered into a lease buyout agreement with its former landlord. Under the agreement, the Company paid approximately $31,000 to terminate any future obligations under the agreement.

Manufacturing Agreement

In November 2005, the Company entered into a manufacturing agreement with a supplier to manufacture its product. Under the agreement, the Company incurred production startup costs including $204,950 for tooling and $84,500 for non-recurring engineering costs which have been capitalized. The Company is obligated to pay an additional $58,000 of non-recurring engineering costs under certain conditions specified in the agreement.

(10) Related Party Transactions

Contributed Services

During the three months ended March 31, 2006 an officer contributed office space to the Company. No expense was recorded for these services as they were immaterial. The officer did not contribute office space during the three months ended March 31, 2007.

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

(12) Subsequent Events

Bridge Financing

On April 4, 2007, the Company completed a bridge financing with existing investors. The Company sold convertible secured notes and 297,500 shares of common stock for aggregate proceeds of $850,000. The convertible secured notes have a stated principal of $850,000 and accrue interest at a rate of 10% per annum, payable along with principal upon maturity of the notes which is 90 days from the issue date. The convertible secured notes may be converted into a future financing at the terms of that financing or repaid through the proceeds of such financing at the option of the holder. The Company is currently in the process of finalizing its accounting for issuance of the convertible secured notes and common stock.

Lease Termination

On April 30, 2007, the Company entered into a Lease Termination Agreement (“Agreement”) with its former landlord for the lease in Carlsbad, CA (See Note 9). Under the Agreement the Company paid $31,000 for return of any future obligations under the original lease. Included in the payment was $6,500 of agent fees.

Related Party Transactions

On May 9, 2007, the Company received a letter of resignation from its former CEO Charles Sander. The letter alleged that Mr. Sanders was resigning for good reason as defined in his employment agreement and is seeking compensation of $550,000 under the employment agreement. The Company is in the process of reviewing Mr. Sander’s claims and no determination has been made at this time.

Item 2.	Management’s Discussion and or Plan of Operation.

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

We are in the early stage of transitioning from development stage into an operational stage. Accordingly, at the current stage of our operations, we do not believe that period to period comparisons of our results of operations are meaningful and have elected not to provide a description of the comparisons between our financial position at March 31, 2007 and March 31, 2006 and for the periods then ended. The relationships between revenue, cost of revenue and operating expenses reflected in the financial information included herein do not represent future expected financial results.

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

We expect our operating expenses will increase as we increase our transaction volumes, research and development activities, and sales and marketing activities. We anticipate developing new product versions with improved functionality or additional features which will require retesting and recertification along with accessories such as extra batteries, and a vehicle installation kit to allow easy transportability of the CATCHER™ device. In addition to these accessories, the Company is developing its first software product the Catcher CONSOLE™. Catcher CONSOLE™ is a software package that operates on any Windows™ based PC and enables communication and remote viewing of the CATCHER™ device and other Windows™ based devices (Windows™ is a registered trademark of the Microsoft Corporation). We anticipate that over the next 12 months that our operating expenses will increase at a slower rate relative to the rate of increase in our revenues during this same period.

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

In addition, our internal controls have been weakened as a consequence of recent resignations by certain members of our management team. To accommodate these management changes, there have been significant changes in controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to have a materially affect on, our internal controls over financial reporting. Management has undertaken a review of the material weaknesses noted above, and has formulated a plan to take appropriate remedial steps. There can be no assurance that such plans or remedial steps will be effective or that our controls over financial processes and reporting will be effective in the future.

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

Cost of Sales

Cost of goods sold consists primarily of direct costs of the manufactured units, wages of operational employees and cost of training. Many factors are anticipated to affect our gross margin, including, but not limited to, market conditions, competition, production order volumes and supplier pricing. As noted above, management currently does not anticipate that we will operate our own production facilities, as we intend to continue to outsource production to a third party manufacturer. Cost of goods sold on units sold during the first quarter of 2007 were higher than expected due to low-volume production coupled with other one-time costs specifically associated with producing the initial 500 units.

Research and Development

Research and development expenses incurred in the design, development and testing of our product include compensation and benefits for management and staff, engineering and consulting services, electronic parts, testing, and other miscellaneous expenses.

Research and development expense represented 38% of total operating expenses during the three months ended March 31, 2007 and 40% during the three months ended March 31, 2006. Research and development expense during 2007 decreased as a percentage of total operating expenses compared to 2006 primarily related to a consolidation of outsourced development.

Included in research and development expenses for the three months ended March 31, 2007 was $77,230 of stock-based compensation issued to employees and consultants in comparison to $0 during the three months ended March 31, 2006. These stock-based compensation charges can fluctuate substantially from period to period based on the fair value of our stock and the number of options granted during each period.

In the future, we expect that the rate of research and development spending related to the CATCHER™ device will decrease as we continue our shift from a development stage company to an operating company.

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

	Three months ended March 31, 2007	Percentage of total operating Expenses	Three months ended March 31, 2006	Percentage of total operating Expenses
	(in Thousands)
Sales and marketing	$293	16%	$156	10%
General and administrative	602	33%	557	36%
Stock based compensation	258	13%	228	14%

Total selling, general and administrative expenses	$1,153	62%	$941	60%

Selling and marketing activities increased during the three months ended March 31, 2007 over the three months ended March 31, 2006 due to increased headcount and expansion of our marketing plan. In the future, the rate of spending on selling and marketing is expected to increase significantly as we add headcount for sales and marketing management, as we expand our marketing campaign for the CATCHER™ device and as we participate in industry and trade shows.

General and administrative expenses increased during he three months ended March 31, 2007 over the three months ended March 31, 2006 primarily as a result of increased head count.

Stock-based compensation resulted from the amortization of compensation related to restricted stock issued to members of our board of directors and stock options issued to employees.

The aggregate compensation expense to be recognized for unvested awards at March 31, 2007 is approximately $4,244,000, which will be recognized over the next 2.46 years. These stock-based compensation charges can fluctuate substantially from period to period based on the fair market value of our stock and the number of options granted during each period.

We expect that total spending on general and administrative expenses will remain relatively constant during the next year. However, we expect that spending on general and administrative items as a percentage of total operating expenditures will decrease as compared against other operating activities including sales and marketing and research and development.

Interest Income

Interest income decreased in the three months ended March 31, 2007 due to lower average cash balances in the first quarter of 2007 as compared to the first quarter of 2006. Interest income is a result of interest earned in short term investments of the cash balances that we have remaining from the March 2006 Private Placement and Series A Warrant exercise.

Financing Costs

Financing costs decreased in the three months ended March 31, 2007 as a result of the Company not closing any financings during the period. The financing costs in the three months ended March 31, 2006 were related to the issuance of Series C Warrants as an inducement to exercise the Series A Warrants in February 2006, which resulted in a charge of approximately $1,074,000.

Gain on Change in Fair Value of Registration Payment Arrangement

On January 1, 2007, we adopted FSP 00-19-2. The adoption resulted in a cumulative effect of change in accounting principle of $713,000 which represented an increase to the $142,768 liability associated with a registration payment arrangement. We are required to pay a 1% liquidating in the form of shares and warrants for each month we are out of compliance with the arrangement. Therefore, the value of the liability will fluctuate from period to period based on changes in our stock price. As of March 31, 2007, the $86,000 gain on revaluation of the payment arrangement was related to the fluctuation in our stock price.

Income Tax Expense

Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of March 31, 2007, we had net operating loss carry forwards for federal and state income tax purposes of approximately $12.6 million. We also had Federal and state research and development tax credits each of approximately $200,000. If not utilized, the net operating losses and credits will expire in varying amounts through 2026. Utilization of net operating losses and credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation could result in the expiration of our net operating losses and credit carryforwards before they can be used. As of March 31, 2007 and 2006, our deferred tax assets have been fully reduced by a valuation allowance since it is more likely than not that these future benefits will not be realized.

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

Stock Based Compensation

Awards under our stock option plans are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R) Share Based Payment, and SAB No. 107, Share-Based Payment. Compensation is measured on the grant date of an award and recognized over the service period for which the award was granted, generally the vesting period. For awards with graded vesting, compensation is recorded using the straight line method over the vesting period, but in no event shall total compensation recognized under the awards be less than the aggregate fair value of shares vested under such awards. Compensation is equal to the fair value of the award which we determine using a binomial option-pricing model.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted FIN 48 on January 1, 2007. The adoption of this statement did not have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We adopted SAB No. 108 on January 1, 2007. The adoption of this statement did not have a material impact on our financial statements.

In December 2006, the FASB issued FSP 00-19-2, Accounting for Registration Payment Arrangements, which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangement and related financial instruments entered into prior to December 21, 2006, FSP 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those financial years. Companies are required to report transition through a cumulative- effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which FSP 00-19-2 is adopted. We adopted this FSP on January 1, 2007. See Note 7 of our accompanying consolidated financial statements for the impact of adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We do not expect that this adoption will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We do not expect that this adoption will have a material impact on our financial statements.

Liquidity and Capital Resources

Since inception, cash used in operations primarily consists of the loss from operations offset by non-cash charges related to stock based compensation and acquired research and development. As of May 21, 2007, we had a cash balance of approximately $250,000.

Since inception, we have incurred approximately $968,000 in capital asset expenditures. Future requirements will include computers, office equipment, software and similar equipment. We anticipate capital expenditure spending of approximately $500,000 in the future for capital equipment or machinery. In addition to capital expenditures, we have paid our contract manufacturer, $1,981,500, for units which have been released to production pursuant to the manufacturing agreement. Units released to production are classified together with inventory. Through May 21, 2007, we have been shipped approximately 430 units and have approximately 300 units in inventory as of that date. In the future, costs incurred for manufacturing are expected to increase significantly and unit costs are expected to decrease as volume production begins.

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

We currently have outstanding Series A Warrants, Series B Warrants, Series C Warrants, Series D Warrants and Series E Warrants to purchase an aggregate of 5,515,938 shares of our Common Stock, that if exercised would provide gross proceeds to us totaling $13.6 million.

At May 21, 2007 there were 247,960 Series A Warrants outstanding. Each Series A Warrant entitles the holder to purchase one share of our Common Stock at $1.50 per share (the “Series A Exercise Price”), exercisable for a period of five years. Once the resale of the Common Stock issuable upon exercise of the Series A Warrants is registered with the SEC, we may call the Series A Warrants upon notice to the warrant holder from time to time at any time that the Common Stock closes at or above $2.50 per share for ten (10) consecutive trading days at an average volume of 40,000 shares per day during the ten-day trading period, provided that, within twenty (20) business days after the date of such notice, the warrant holder will have the right to exercise, under the terms and conditions of the Series A Warrants, all or a part (but not less than 25%) of the Series A Warrants held at the Series A Exercise Price. From and after the expiration of such twenty (20) business day notice, we may repurchase all Series A Warrants then held for a purchase price of $0.01 per Series A Warrant unless and to the extent that the Series A Warrant holder first exercises the Series A Warrants at the Series A Exercise Price.

At May 21, 2007 there were 932,461 Series B Warrants outstanding. Each Series B Warrant entitles the holder to purchase one share of Common Stock at $2.00 per share (the “Series B Exercise Price”), exercisable for a period of five years. Once the resale of the Common Stock issuable upon exercise of the Series B Warrants is registered with the SEC, we may call the Series B Warrants upon notice to the warrant holder from time to time at any time that the Common Stock closes at or above $3.33 per share, for ten (10) consecutive trading days at an average volume of 40,000 shares per day during the ten-day trading period; provided that, within twenty (20) business days after the date of such notice, the warrant holder will have the right to exercise, under the terms and conditions of the Series B Warrants, all or a part (but not less than 25%) of the Series B Warrants held at the Series B Exercise Price. From and after the expiration of such twenty (20) business day notice, we may repurchase all Series B Warrants then held for a purchase price of $0.01 per Series B Warrant unless and to the extent that the Series B Warrant holder first exercises the Series B Warrants at the Series B Exercise Price.

At May 21, 2007 there were 1,418,906 Series C Warrants outstanding. Each Series C Warrant entitles the holder to purchase one share of Common Stock at $2.50 per share, exercisable for a period of five years. The Series C Warrants are non-callable.

At April 23, 2007 there were 553,500 Series D Warrants outstanding. Each Series D Warrant entitles the holder to purchase one share of Common Stock at $3.50 per share, exercisable for a period of five years. The Series D Warrants are non-callable.

At May 21, 2007 there were 2,363,111 Series E Warrants outstanding. Each Series E Warrant entitles the holder to purchase one share of Common Stock at $2.50 per share, exercisable for a period of three years. The Series E Warrants are non-callable.

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

We have experienced losses since inception and our cumulative loss to date is $23,225,293. In addition, we have not generated cash from operations and our cumulative cash used in operations to date is $15,130,746. These factors create a substantial doubt about our ability to continue as a going concern. In light of our limited stockholders’ equity as well as our lack of operating history, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all, to fund the development of our business. In any of such events, the growth of our business and prospects would be materially and adversely affected. As a result of any such financing, if available, the holders of the Common Stock may experience substantial dilution.

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

We are authorized to issue 50,000,000 shares of our common stock. As of May 21, 2007, we had approximately 20,186,000 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants and options. If shares of common stock are issued, options and warrants are exercised, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution. Additionally, sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock market price.

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

Management identified the following material weaknesses as of March 31, 2007 to the Company’s internal control over financial reporting:

1. We did not maintain an effective control environment at the entity level. Specifically, the Company identified the following material weaknesses in its control environment:

•	We did not maintain adequate segregation of duties among the administrative staff; and

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

•

We did not maintain sufficient controls related to the establishing, maintaining, and assigning of user access security levels in the accounting software package used to initiate, process, record, and report financial transactions and financial statements. Specifically, controls were not designed and in place to ensure that access to certain financial applications was adequately restricted to only employees requiring access to complete their job functions; and

•

We did not maintain sufficient controls over Excel spreadsheets used to compile and produce financial statements. Critical spreadsheets failed to have all the required controls performed in accordance with Company policy.

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

PART II

Item 1.	Legal Proceedings.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

EXHIBIT INDEX

EXHIBIT #	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended Bylaws of the Registrant.

4.15(3)	Form of Secured Convertible Promissory Note.

10.33(4)#	Executive Employment Agreement, dated December 7, 2006, by and between Catcher and Denis McCarthy.

10.34(5)#	Executive Employment Agreement, dated February 18, 2006, by and between Catcher and Robert H. Turner.

10.35(3)	Form of Note and Restricted Stock Purchase Agreement to be executed by and among the Company and the investors identified on the signature pages thereto

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed on Form 8-K with the SEC on June 28, 2005 and incorporated herein by reference.
(2)	Previously filed with the SEC on Form 10-SB on May 29, 2003 and Form 8-K on August 1, 2005 and herein incorporated by reference.
(3)	Previously filed with the SEC on Form 8-K on April 10, 2007 and herein incorporated by reference.
(4)	Previously filed with the SEC on Form 8-K on February 7, 2007 and herein incorporated by reference.
(5)	Previously filed with the SEC on Form 8-K on February 21, 2007 and herein incorporated by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATCHER HOLDINGS, INC.

Date: May 25, 2007	By:	/s/ Robert H. Turner
	Name:	Robert H. Turner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 25, 2007	By:	/s/ Denis McCarthy
	Name:	Denis McCarthy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)