Form 10QSB
period 2007-06-30
CATCHER HOLDINGS, INC
filed 2007-08-13
CIK 1230802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 10, 2007
Common Stock, $.001 par value per share	24,117,027

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

TA BLE OF CONTENTS

		Page
PART I. Financial Information		3
Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 and Period from Inception (March 31, 2004) to June 30, 2007 (Unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006	4
	Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2007 and 2006 and Period from Inception (March 31, 2004) to June 30, 2007 (Unaudited)	5
	Condensed Consolidated Statements of Shareholders’ (Deficit) Equity for the Period from Inception (March 31, 2004) to June 30, 2007 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis or Plan of Operation	20
Item 3.	Controls and Procedures	38

PART II Other Information		39
Item 1.	Legal Proceedings	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

SIGNATURES		41

CERTIFICATIONS AND EXHIBITS

PART I. FINANCIAL INFORMATION

Item I – Condensed Consolidated Financial Statements

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended		Period from Inception (March 31, 2004) to June 30, 2007
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue	$51,543	$—	$147,947	$—	$247,556
Cost of goods sold	40,464	—	102,368	—	199,332

Gross Profit	$11,079	$—	$45,579	$—	$48,224
Operating expenses:
Research and development expenses	1,368,334	727,525	2,047,120	1,343,242	9,464,046
Selling, general and administrative expenses	1,389,721	938,545	2,542,924	1,879,768	14,026,570

Operating loss	(2,746,976)	(1,666,070)	(4,544,465)	(3,223,010)	(23,442,392)
Financing costs	—	—	—	(1,073,462)	(2,701,528)
Loss on change in fair value of derivative financial instruments	(2,925,068)	—	(2,839,068)	—	(2,839,068)
Interest income (expense), net	(266,208)	39,127	(257,259)	51,951	(180,557)
Loss on extinguishment of debt	(664,483)	—	(664,483)	—	(664,483)

Loss from operations before income taxes	(6,602,735)	(1,626,943)	(8,305,275)	(4,244,521)	(29,828,028)
Income taxes	—	—	—	—	—

Net loss	$(6,602,735)	$(1,626,943)	$(8,305,275)	$(4,244,521)	$(29,828,028)

Loss per share:
Basic & Diluted	$(0.33)	$(0.09)	$(0.41)	$(0.27)

Weighted-average number of shares outstanding – Basic and Diluted:	20,221,588	17,139,718	20,044,710	15,804,350

The accompanying notes are an integral part of these consolidated financial statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)	*
Assets
Current Assets:

Cash and cash equivalents	$457,075	$2,025,258
Accounts receivable	75,788	152,675
Inventory, including units released to production	1,563,394	1,669,991
Prepaid expenses and other current assets	314,539	417,091

Total current assets	2,410,796	4,265,015
Fixed assets, net of depreciation	211,656	165,986
Deposits	26,401	36,604

Total Assets	$2,648,853	$4,467,605

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$799,475	$337,364
Deferred revenue	42,202	71,316
Accrued and other current liabilities	307,318	826,027
Secured convertible notes payable, net of unamortized discount of $1,175,594	1,441,878	—
Derivative financial instruments	6,732,793	—
Current portion of registration payment liability	239,000	142,768

Total current liabilities	9,562,666	1,377,475

Registration payment liability, net of current portion	429,768	—

Total Liabilities	9,992,434	1,377,475
Commitments and contingencies (see Note 10)
Shareholders’ (Deficit) Equity:
Preferred Stock, $0.001 par value, 1 million shares authorized; 1 share outstanding	—	—
Common Stock, $0.001 value, 50,000,000 shares authorized; 20,615,277 and 19,768,277 shares outstanding, respectively	20,615	19,768
Additional paid in capital	23,176,832	24,593,115
Deficit accumulated during the development stage	(30,541,028)	(21,522,753)

Total Shareholders’ (Deficit) Equity	(7,343,581)	3,090,130

Total Liabilities and Shareholders’ (Deficit) Equity	$2,648,853	$4,467,605

*	The accompanying condensed consolidated balance sheet as of December 31, 2006 was derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended		Period from Inception (March 31, 2004) to
	June 30, 2007	June 30, 2006	June 30, 2007
Cash Flows From Operating Activities:
Net loss	$(8,305,275)	$(4,244,521)	$(29,828,028)
Adjustments to reconcile net cash used in operating activities:
Depreciation	31,598	4,915	50,879
Stock-based compensation expense	746,340	359,802	6,518,072
Warrants and common stock issued in connection with consulting contracts	50,000	—	67,030
Interest expense	267,763	—	309,108
Financing costs	—	1,073,462	2,701,528
Impairment charge	—	—	714,129
Loss on extinguishment of debt	664,483	—	664,483
Unrealized loss on change in fair value of derivative financial instruments	2,839,068	—	2,839,068
Changes in assets and liabilities:
Accounts receivable	76,887	—	(75,788)
Inventory, including units released to production	106,597	(1,342,777)	(1,563,394)
Prepaid expenses and other current assets	102,552	385,378	(314,539)
Other assets	10,203	(10,047)	(26,401)
Accounts payable	462,111	(301,442)	799,475
Deferred revenue	(29,114)	—	42,202
Accrued and other liabilities	(514,128)	(369,925)	311,899

Net cash used in operating activities	(3,490,915)	(4,445,155)	(16,790,277)

Cash Flows Used In Investing Activities:
Capital expenditures	(77,268)	(529,739)	(976,664)

Cash Flows From Financing Activities:
Proceeds from issuance of Secured Convertible Promissory Notes and Common Stock	2,000,000	—	2,000,000
Proceeds from issuance of Common Stock and warrants net of $606,789 and $814,267 in issuance costs for the six months ended June 30, 2006 and for the period from inception (March 31, 2004) through June 30, 2007, respectively	—	6,098,211	10,391,901
Proceeds from issuance of Common Stock	—	—	17
Proceeds from exercise of warrants, net of $27,650 in issuance costs for the period from inception (March 31, 2004) through June 30, 2007	—	898,163	5,832,098

Net cash provided by financing activities	2,000,000	6,996,374	18,224,016

Net increase (decrease) in cash and cash equivalents	(1,568,183)	2,021,480	457,075
Cash and cash equivalents at beginning of period	2,025,258	913,182	—

Cash and cash equivalents at end of period	$457,075	$2,934,662	$457,075

Cash paid for interest	$693	$1,000	$8,290

Cash paid for income taxes	$—	$—	$—

Supplemental Disclosure of non-cash financing activities
Reclassification of Common Stock purchase warrants as liabilities	$2,610,629	$—	$2,610,629

Issuance of Common Stock	$97	$—	$377

Forfeiture of Common Stock	$—	$—	$60

Cumulative Effect of Change in Accounting Principle	$713,000	$—	$713,000

The accompanying notes are an integral part of these consolidated financial statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

Period from Inception (March 31, 2004) to June 30, 2007

	Number of Shares of Preferred Stock	Preferred Stock $0.0001 par value	Number of Shares of Common Stock	Common Stock $0.0001 par value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Balance at Inception(1)	1	$—	2,232,333	$2,232	$(2,232)	$—	$—
Net loss	—	—	—	—	—	(748,366)	(748,366)

Balance at 12/31/04	1	$—	2,232,333	$2,232	$(2,232)	$(748,366)	$(748,366)
Issuance of convertible preferred stock to employees and consultants on April 21, 2005	454,735	455	—	—	3,236,813	—	3,237,268
Issuance of Common Stock for services and interest expense on April 21, 2005	—	—	348,515	349	309,830	—	310,179
Issuance of Common Stock and warrants to private investors on May 4, 2005	—	—	4,500,386	4,500	4,289,190	—	4,293,690
Issuance of Common Stock to U.S. Telesis Holdings, Inc. shareholders on May 4, 2005	—	—	1,781,295	1,781	(1,764)	—	17
Conversion of convertible preferred stock to Common Stock on June 23, 2005	(454,735)	(455)	3,637,904	3,638	(3,183)	—	—
Issuance of warrants to consultants on June 23, 2005	—	—	—	—	17,030	—	17,030
Issuance of Common Stock pursuant to warrant exercises in October 2005	—	—	1,078,537	1,078	1,616,728	—	1,617,806
Compensation Expense	—	—	—	—	116,362	—	116,362
Net loss	—	—	—	—	—	(8,149,587)	(8,149,587)

Balance at 12/31/05	1	$—	13,578,970	$13,578	$9,578,774	$(8,897,953)	$694,399
Issuance of Common Stock pursuant to warrant exercises in February 2006	—	—	598,748	599	897,564	—	898,163
Issuance of warrants as inducement to exercise warrants	—	—	—	—	1,073,462	—	1,073,462
Issuance of Common Stock on March 15 and 17, 2006	—	—	2,682,000	2,682	6,095,529	—	6,098,211
Issuance of Common Stock on March 16, 2006 to directors and employees	—	—	280,000	280	(280)	—	—
Issuance of Common Stock pursuant to warrant exercises in February 2006	—	—	2,688,559	2,689	3,313,440	—	3,316,129

	Number of Shares of Preferred Stock	Preferred Stock $0.0001 par value	Number of Shares of Common Stock	Common Stock $0.0001 par value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Compensation Expense	—	—	—	—	2,149,268	—	2,149,268
Issuance of warrants as inducement to exercise warrants	—	—	—	—	1,485,298	—	1,485,298
Forfeiture of Common Stock by director on December 29, 2006	—	—	(60,000)	(60)	60	—	—
Net Loss	—	—	—	—	—	(12,624,800)	(12,624,800)

Balance at 12/31/06	1	$—	19,768,277	$19,768	$24,593,115	$(21,522,753)	$3,090,130
Cumulative effect of change in accounting principle (unaudited)	—	—	—	—	—	(713,000)	(713,000)
Issuance of Common Stock on March 16, 2006 to directors and employees (unaudited)	—	—	97,000	97	(97)	—	—
Issuance of Common Stock for services on February 12, 2007 (unaudited)	—	—	25,000	25	27,475	—	27,500
Issuance of Common Stock for services on May 12, 2007 (unaudited)	—	—	25,000	25	22,475	—	22,500
Reclassification of Common Stock purchase warrants from equity to liability on June 20, 2007 (unaudited)	—	—	—	—	(2,610,629)	—	(2,610,629)
Issuance of Common Stock in connection with Secured Convertible Promissory Notes from April through June 2007 (unaudited)	—	—	700,000	700	398,153	—	398,853
Compensation Expense	—	—	—	—	746,340	—	746,340
Net Loss (unaudited)	—	—	—	—	—	(8,305,275)	(8,305,275)

Balance at 6/30/07 (unaudited)	1	$—	20,615,277	$20,615	$23,176,832	$(30,541,028)	$(7,343,581)

(1)	The Common Share amount represents common stock issued to the sole owner of LCM Technologies, Inc. upon the conversion of his preferred stock on June 23, 2005 as if they were outstanding at the inception of LCM Technologies, Inc. Ira Tabankin was issued 279,043 shares of Convertible Preferred Stock on April 21, 2005, of which 279,042 were converted on June 23, 2005 into 2,232,333 shares of Common Stock. Mr. Tabankin still holds one share of Convertible Preferred Stock.

The accompanying notes are an integral part of these consolidated financial statements.

CATCHER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Catcher Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2006 as filed on Form 10-KSB with the SEC on May 21, 2007. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

(2) Nature of Business

Effective May 4, 2005, Catcher, Inc. merged with and into the Company (formerly U.S. Telesis Holdings, Inc. (“UST”)) with Catcher, Inc. as the survivor for accounting purposes (the “UST Merger”). Just prior to the UST Merger on April 28, 2005, Catcher, Inc. completed an asset purchase of LCM Technologies, Inc. (“LCM”) with LCM as the survivor for accounting purposes (the “LCM Merger”). Each of the UST Merger and the LCM Merger (collectively “the Mergers”) were treated as a reverse merger from an historical accounting perspective, and accordingly the period from inception of the Company begins on March 31, 2004, the date of inception of LCM. The financial statements of the Company, as presented, reflect the historical results of LCM prior to the Mergers, and of the combined entities following the Mergers, and do not include the historical financial results of UST prior to the consummation of the UST Merger. Stockholders’ equity has been retroactively restated to reflect the number of shares received in the Mergers after giving effect to the difference in par value, with the offset to additional paid-in capital.

Catcher Holdings, Inc., a Delaware Corporation, manufactures and distributes a portable, ruggedized, wireless handheld security device (the “CATCHER™”). From inception to date, the Company has been primarily involved in organizational activity, negotiating vendor contracts, making arrangements for the commercial use and deployment of the CATCHER™ , engaging and developing its initial customer base, and recruiting and managing staff. In October 2006 we completed development of our first product and commenced initial production.

(3) Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Subsequent to the acquisition of Catcher, the Company has continued to develop the technology acquired with a goal of developing a device that is ready for sale. The Company’s ability to continue as a going concern depends on a number of factors, including but not limited to, the ability to generate positive cash flow from operations and the ability to raise additional capital if required. During the year ended December 31, 2006 and the three and six months ended June 30, 2007, the Company incurred losses of $12,624,800, $6,602,735 (unaudited) and $8,305,275 (unaudited), respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to seek additional capital from one or more of the following: debt financing, exercise of some or all of the outstanding warrants, sale of additional securities and revenue from the sale of its products. Such sources of funds may not be available on terms acceptable to the Company, or at all. There can be on assurances that the Company will be able to generate significant revenues.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

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

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF No. 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF No. 00-19 to be classified in stockholders’ equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under Statement of Financial Accounting Standards (“SFAS”) No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. The adoption of EITF 06-7 did not have a material impact on the Company’s financial position, results of operations or cash flows. The Company will periodically evaluate embedded conversion options currently classified as liabilities to determine their status in accordance with this consensus.

In November 2006, the FASB ratified EITF Issue No. 06-6, Application of EITF Issue No. 05-7, ‘Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues’ (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19. See note 8 for the impact of the adoption of EITF 06-6.

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

Net Loss per Common Share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares plus the dilutive effect of outstanding warrants, options and convertible promissory notes.

The following potentially dilutive common share equivalents were excluded from the calculation of diluted earnings per share at June 30, 2007 and 2006 because they were anti-dilutive.

	2007	2006
Preferred Stock	8	8
Options	2,428,000	918,000
Warrants	5,932,098	6,230,226
Convertible debt (1)	4,026,880	—

Total	12,386,986	7,148,234

(1)	The terms of the Convertible debt include an embedded conversion feature provide for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature was convertible as of June 30, 2007 was calculated as the face value of $2,617,472, divided by $0.65 as the average of the lowest closing bid price for the 5 trading days preceding June 30, 2007 exceeded $0.65.

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

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits for the three and six months ended June 30, 2007 and 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The weighted-average fair value of options granted during the three and six months ended June 30, 2007 was $1.09. No instruments were issued during the three and six months ended June 30, 2006 which required valuation under an option-pricing model. The fair value of each option grant is estimated as of the date of grant using a binomial option-pricing model. The following assumptions were made for grants in 2007:

Expected volatility	108%
Expected dividend yield	0%
Expected lives of options (in years)	6
Risk-free interest rate	4.57 – 4.81%
Expected forfeiture rate	15%

The aggregate compensation expense expected to be recognized in the future for unvested awards is approximately $4,495,000 at June 30, 2007. This expense will be recognized over the next 2.23 years. The intrinsic value of vested awards was $32,000 at June 30, 2007 and $0 at December 31, 2006 as the Company’s stock price was less than the exercise price for all awards.

Derivative Financial Instruments

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying amounts (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into various types of financing to fund its business needs, including convertible debt, and other instruments indexed to the Company’s own stock. The embedded conversion features utilized in these instruments require periodic measurement of the fair value of the derivative components. Pursuant to FAS 133 and EITF 00-19, the Company updates the fair value of these derivative components at each reporting period through a charge to income. Upon conversion of any derivative financial instrument, the change in fair value from the previous reporting date to the date of conversion is recorded to income (loss), and then the carrying value is recorded to paid-in capital, provided all other criteria for equity classification are met.

See Note 8 for details of the origination and accounting for these derivative financial instruments. The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to determine the fair value of these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

Reclassifications

Certain items in the prior periods have been reclassified to conform with the current period classification.

(5) Inventory, Including Units Released to Production

Inventory is stated at the lower of cost or market, and is valued on a first-in, first-out basis. At June 30, 2007 and December 31, 2006 inventory consisted entirely of finished goods and amounted to approximately $864,000 and $235,000, respectively. Inventory is reviewed periodically for slow-moving or obsolete issues based on sales activity, both projected and historical. As of June 30, 2007 and 2006, there were no reserves or writeoffs recorded against inventory.

“Units released to production” of approximately $699,000 and $1,435,000 at June 30, 2007 and December 31, 2006, respectively, consists of payments to the Company’s contract manufacturer to initiate production. These amounts will be recorded as inventory or cost of sales upon shipment of the completed product to the Company or to its customers, respectively. These amounts include payments for labor and overhead not incurred by the contract manufacturers at June 30, 2007 and December 31, 2006.

(6) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	June 30, 2007	December 31, 2006
	(unaudited)
Software Royalties	$287,500	$287,500
Insurance	—	86,737
Consulting Fees	20,927	—
Other	6,112	42,854

Total	$314,539	$417,091

(7) Equity Transactions

March 2006 Private Placement

In January 2006, the Company entered into an agreement with a placement agent to conduct the offer of its securities in a private placement (the “March 2006 Private Placement”). Certain of the Company’s stockholders have an ownership interest in the placement agent. In accordance with their agreement, the placement agent was paid a fee equal to 8% of the gross proceeds received from the sale of units, comprised of two shares of the Company’s common stock and a Series D Warrant to purchase the Company’s Common Stock (“Units”), sold in the March 2006 Private

Placement at $5.00 per unit. In addition, the Company issued to the placement agent warrants to purchase Units equal to 8% of the Units sold in the March 2006 Private Placement. The placement agent received a reduced fee equal to 4% cash and 4% warrants to purchase Units on proceeds invested by certain existing or known investors. In addition, the placement agent is entitled to receive 2% of the proceeds from the exercise of warrants issued in the March 2006 Private Placement.

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

The Company evaluated the Series D Warrants and related Registration Rights Agreement in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and has concluded that equity classification is appropriate due to the fact that the contract is required to be physically settled or net settled in shares of the Company’s Common Stock. The proceeds from the transaction have been allocated to the stock and the warrants based on their relative fair values. However, the Company aggregated the values for financial reporting purposes as both instruments have been classified as permanent equity. This financing transaction is included in the Statement of Stockholders Equity under the caption “Issuance of Common Stock and warrants to private investors on March 15 and 17, 2006.”

On October 30, and November 30, 2006, the Company was in default of Section 2.3 of the June 30, 2006 Registration Rights Agreement because the Company’s registration statement covering shares subject to the Agreement was not effective as of that date. As such, the Company must pay liquidated damages equal to 2% of the total shares and warrants issued in the March 2006 Private Placement or 53,640 shares and 26,820 warrants as a result of the default. The Company recorded the fair value of the shares and the warrants issued of $142,768 as a financing charge during the year ended December 31, 2006.

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

The Company has recorded the liability at June 30, 2007 using the market price of the Company’s common stock on that date of $1.10 and the warrants were valued using the binomial option pricing model and the following assumptions; Stock Price $1.10, Volatility, 108%, Risk Fee Interest Rate 4.68%, Dividends 0%. This resulted in an unrealized gain during the three and six months ended June 30, 2007 of $101,000 and 187,000, respectively. The carrying amount of the liability at June 30, 2007 was approximately $669,000.

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

(8) Secured Convertible Promissory Notes

April 2007 Financing Transaction

On April 4, 2007, the Company completed a convertible debt financing with existing investors. The Company sold Secured Convertible Promissory Notes (the “April Notes”) and 297,500 shares of common stock for aggregate proceeds of $850,000 (the “April Financing”). The April Notes have a stated principal of $850,000 and accrue interest at a rate of 10% per annum, payable along with principal upon maturity of the notes which is 90 days from the issue date. The April Notes may be converted into a future financing at the terms of that financing or repaid through the proceeds of such financing at the option of the holder.

The Company evaluated all of the terms and conditions of the April Notes and determined that the April Financing did not embody terms and conditions that met the definition of derivatives that would require bifurcation. However, the April Financing requires the allocation of proceeds among the April Notes and Common Stock issued therewith based on their relative fair values in accordance with APB 14. The Company valued the common stock issued at $357,000 based on the five day average closing price around April 8, 2007 of $1.20. The Company valued the debt at $817,000 using the effective interest rate method based on the 90 day term and market rate for speculative bonds of 25.75%. This resulted in the allocation of $258,475 to equity with the resulting debt discount amortized using the effective interest method. The Company recorded $232,332 of interest expense related to these notes through June 20, 2007, the date on which the notes were modified.

In connection with the June Financing (as defined below), on June 20, 2007, the Company and a majority in interest of the holders of the April Notes, executed a First Amendment to Note and Restricted Stock Purchase Agreement, pursuant to which the parties agreed to (i) exchange the April Notes for newly issued convertible notes with the same terms as the June Notes (as defined below); however with an aggregate principal amount of $1,122,472 (the “Amended April Notes”) and (ii) provide for the registration of the shares of Common Stock issued in connection with the April Financing and the securities issuable upon conversion of the Amended April Notes. The Company concluded that the amendment and note exchange required accounting treatment as an extinguishment of the April 2007 Notes, in accordance with EITF 96-19 as amended by EITF 06-06, since the present value of future cash flows between the original and exchanged notes changed by more than 10%. The extinguishment loss amounted to $664,484 which is reflected in the accompanying statement of operations in other expenses.

June 2007 Financing Transaction

Beginning on June 20, 2007 and continuing until June 29, 2007, the Company, and Catcher, Inc., held multiple closings under a Note and Restricted Stock Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company received aggregate proceeds of $1,150,000 from the private placement of Secured Convertible Promissory Notes (the “June Notes”) with an aggregate principal amount of $1,495,000 (the “Principal”) and 402,500 shares of restricted Common Stock of the Company (the “June Financing”). Subject to the conversion provisions set forth in the June Notes and the Company’s prepayment rights, the unpaid portion of the Principal together with all accrued but unpaid interest on each June Note is due and payable in full 180 days following the issuance date of each such June Note (each, a “Maturity Date”), provided, however, that an Investor may extend the applicable Maturity Date by sixty (60) additional days and increase the applicable Principal by 7.692% per extension, upon notice to the Company in accordance with the terms of the June Notes. Interest accrues on the unpaid applicable Principal balance at a rate of ten percent (10%) per annum, simple interest, and is payable in full along with the applicable Principal balance on the applicable Maturity Date.

The Company has the right to prepay any and all amounts owed under any or all of the June Notes in whole or in part at any time, subject to the Investor’s right to convert, as discussed below, provided that, with respect to each such June Note and the portion of Principal due thereunder, (i) any such prepayment must be accompanied by the accrued and unpaid interest on the applicable Principal being prepaid through the date of prepayment; (ii) if such prepayment occurs before the date that is sixty (60) days after the date of issuance, the principal amount due under the June Note will be equal to 76.923% of the applicable Principal; (iii) if such prepayment occurs on or after the date that is sixty (60) days after the date of issuance but less than one hundred twenty (120) days after the date of issuance, the principal amount due under the June Note will be equal to 84.615% of the applicable Principal; and (iv) if such prepayment occurs on or after the date that is one hundred twenty (120) days after the date of issuance but less than one hundred eighty (180) days after the date of issuance, the principal amount due under the June Note will be equal to 92.308% of the applicable Principal.

In the event that the Company, at any time after the date of issuance of the June Notes and prior to the payment in full of the June Notes, issues and sells Next Securities (as that term is defined in the June Notes) in a Next Financing (as that term is defined in the June Notes), then the outstanding Principal amount of the June Notes and all accrued but unpaid interest thereon will, at the option of each Investor, be convertible, at the closing and on the same terms and conditions of the Next Financing, into Next Securities at a conversion price equal to the lower of (i) the Next Security Conversion Price (as that term is defined in the June Notes) and (ii) $0.65 per share. If the Investor elects not to convert any Note into Next Securities in connection with a Next Financing then the Company will repay the June Note in full within five (5) Business Days of the closing of such Next Financing.

Any time prior to the closing of a Next Financing or the Company’s election to prepay a June Note, the Investors may elect to convert the outstanding Principal (as adjusted pursuant to any extension of the Maturity Date) and accrued but unpaid interest due under their June Note into shares of the Company’s Common Stock at a conversion price per share equal to the lower of (i) the average closing price as quoted on the OTC Bulletin Board for the five (5) trading day period immediately prior to the date of such notice and (ii) $0.65 per share.

The June Notes and the Amended April Notes (collectively, the “Notes”) are secured by all of the assets of the Company and the amounts due thereunder may accelerate upon the occurrence of an event of default, which include the following:

•	Any failure to pay indebtedness under these Notes;

•	Any case or action of bankruptcy or insolvency commenced by the Company or any subsidiary, against the Company or adjudicated by a court against the Company for the benefit of creditors;

•	Any wind up, liquidation or dissolution of the Company

In connection with the issuance of the Notes, the Company entered into a Registration Rights Agreement which provides that the Company file a registration statement with the SEC registering the shares of Common Stock issued in the April Financing and the June Financing for resale within 60 days of the final closing date of the June Financing and file a registration statement with the SEC registering the shares of Common Stock issuable upon conversion of the Notes for resale no later than 30 days following the receipt of a registration request from a majority in interest of the holders of the Notes, provided, however, that such Notes be amended to fix the conversion price thereof prior to the inclusion of the underlying shares of Common Stock on the registration statement.

The Company, based upon a review of all pertinent terms and conditions, determined that conversion option and certain other features of the June Notes and Amended April Notes were not afforded exemption from bifurcation and classification as derivative liabilities. Furthermore, since there is no effective cap on the number of shares that the Company could be required to issue upon conversion, these notes resulted in other non-exempt freestanding derivatives financial instruments (principally, warrants and certain options) to require reclassification from stockholders’ equity to derivative liabilities since share and net-share settlement is presumed no longer within the Company’s control. Both the compound derivative that was bifurcated from the hybrid debt instruments and the tainted warrants will be carried as liabilities and at fair value until the Company reacquires control of share or net-share settlement, or such instruments are converted.

At the inception date of the June Financing, a summary of the allocation to the components of June Notes was as follows:

Instrument:	Allocated Proceeds
Secured Convertible Promissory Note at fair value	$368,822
Common Stock	140,378
Embedded Conversion Feature at fair value	640,800

Total Proceeds	$1,150,000

At the inception date of June 20, 2007, a summary of the aforementioned accounting as an extinguishment of Amended April Notes was as follows:

Instrument:	Allocated Proceeds
Secured Convertible Promissory Note as amended (including Embedded Conversion Feature of 450,716) at fair value	$1,488,341
Carrying value of Secured Convertible Promissory Note prior to modification	823,857

Loss on debt extinguishment	$664,484

The Company evaluated the impact of the existence of debt with a variable conversion rate on all of the outstanding warrants in accordance with EITF 00-19. The Company determined that the requirement to issue a variable number of shares upon conversion, as well as, the Company having insufficient amount of authorized shares resulted in the classification of the warrants as liabilities. This resulted in the reclassification of $2,611,000 from equity to a liability on June 20, 2007. This amount represented the fair value of non-exempt warrants and certain options on the date that reclassification to derivative liabilities became necessary. During the period from reclassification, on June 20, 2007, to June 30, 2007 the fair value of these derivatives increased by $2,042,000, which amount is reflected as a component of loss from derivative valuation adjustments in the Company’s statements of operations. As previously mentioned, the fair value of financial instruments is highly sensitive to changes in the Company’s common stock trading prices and volatilities. Such a significant charge to the Company’s operations is largely associated with an increase in the trading market price of the common stock, from $0.70 on June 20, 2007 to $1.10 on June 30, 2007.

The following tabular presentation reflects the number of common shares into which the aforementioned derivative financial instruments are indexed at June 30, 2007:

Shares of common stock
Embedded Conversion Feature(1)	4,026,880
Common Stock warrants	5,932,098
Common Stock options	918,000

Total number of instruments	10,876,978

(1)	The terms of the embedded conversion features in the convertible debenture provide for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature was convertible as of June 30, 2007 was calculated as the face value of $2,617,472, divided by $0.65 as the average of the lowest closing bid price for the 5 trading days preceding June 30, 2007 exceeded $0.65.

Derivative loss for the three and six months ended June 30, 2007 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to approximately $2,733,000 and is reported as “Loss on change in fair value of derivative financial instruments” in the accompanying consolidated statement of operations.

The Company recorded an additional $35,431 of interest expense for the Notes for the three and six months ended June 30, 2007 which represented amortization of the discount relating to the amounts allocated to the embedded conversion feature, common stock issued and accrual of the 10% stated interest.

Subsequent Event

Between July 1 and August 8, 2007, the Company closed on an additional $1,045,000 in new closings under the June Financing. This resulted in the issuance of June Notes with a face value of $1,358,500 and 365,750 shares of restricted stock. In addition, on July 16, 2007, the Company executed a First Amendment to Convertible Secured Promissory Note amending certain Secured Convertible Promissory Notes issued on June 20, 2007 with an aggregate principal amount of $1,300,000, pursuant to which the conversion price of such June Notes was fixed at $0.65 per share. The Company will account for the impact of this amendment in the period ending September 30, 2007.

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants that arose from the financing and those reclassified as described above are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of June 30, 2007 are as follows:

Instrument Features:	Allocated Proceeds
Exercise Prices	$1.50 –5.00
Term (years)	2.33 -3.75
Volatility(1)	126.94 –130.53%
Risk free interest rate	4.89 – 4.92%

Embedded derivative financial instruments, arising from the convertible debenture, consist of multiple individual features that were embedded in the instrument. The Company evaluated all significant features of the hybrid instruments and, where required under current accounting standards, bifurcated features for separate report classification. These features were aggregated into one compound derivative financial instrument for financial reporting purposes. The compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

Assumptions included exercise estimates/behaviors and the following other significant estimates:

Instrument Features:	Allocated Proceeds
Conversion Prices	$0.65
Remaining Term (years)	0.5
Equivalent Volatility(1)	126.94 –130.53%
Equivalent Interest-Risk Adjusted Rate(1)	9.33 – 9.40%
Equivalent Credit-Risk Adjusted Yield Rate(1)	24.42 – 25.35%

(1)	Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the Monte Carlo Simulation calculation are highly subjective and subject to interpretation.

The fair value of derivative financial instruments recorded as of June 30, 2007 and December 31, 2006 was:

	June 30, 2007	December 31, 2006
	(unaudited)
Embedded Conversion Features	$2,076,116	$—
Warrants	3,951,677	—
Options	705,000	—

Total Derivative Financial Instruments	$6,732,793	$—

(9) Stock Based Compensation

Restricted Stock

In March 2006, the Company granted 280,000 shares of restricted stock to an officer and the three independent members of the board of directors for services to be provided. The awards vest over various periods through 2009. The Company valued the stock at $3.69 per share based (the market price on the date of grant). At June 30, 2007, 80,000 shares remained subject to vesting provisions. In August 2006, the vesting of 50,000 resulted from termination of employment of our former Chief Financial Officer (See Note 10).

In January 2007, the Company granted 97,000 shares of restricted stock to various employees. The awards vest over various periods through 2009. The Company valued the stock at $1.60 per share based on the market price on the date of grant. At June 30, 2007, 97,000 shares remained subject to vesting provisions.

In February and April 2007, the Company approved the grant of 1,736,000 shares of restricted stock to employees. The grants were contingent on the successful completion of Federal and state regulatory filings which occurred in July 2007. The awards all vest over a three year period. The Company has estimated initial compensation using the market prices on the date of board approval, of $1.06 and $1.25, because the service period has commenced in accordance with SFAS 123R. The Company will revalue the award once a grant date has been achieved under SFAS 123R and record any incremental compensation as of that date.

The Company recorded approximately $253,000 and $333,000 of compensation expense related to these awards for the three and six months ended June 30, 2007 and 2006, respectively.

Stock Options

A summary of stock option activity under all plans is as follows:

	Shares	Weighted- Average Exercise
Balance at December 31, 2004	—	$—
2005 Activity:
Granted	918,000	3.74
Exercised	—	—
Forfeited	—	—

Balance at December 31, 2005	918,000	$3.74
2006 Activity:
Granted	1,910,000	2.60
Exercised	—	—
Forfeited	(300,000)	2.50

Balance at December 31, 2006:	2,528,000	$3.03
2007 Activity:
Granted	450,000	0.91
Exercised	—	—
Forfeited	(550,000)	2.62

Balance at June 30, 2007:	2,428,000	$2.73

Stock options exercisable and available for future grants as of June 30, 2007 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	1,111,611	$3.78	5.00 years
Available for future grants	1,337,000	—	—

(10) Commitments and Contingencies

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

In September 2006, the Company entered into a software license agreement which included the purchase of a source code license to be included in its product and provides for royalty payments of $25 per end user license. The Company purchased 750 licenses as of June 30, 2007 and has future commitments to purchase 250 licenses over the next nine months.

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

On August 31, 2006, the Company terminated the employment of its former CFO, who was entitled to salary and other benefits upon termination of his employment agreement. On October 6, 2006, the Company entered into a Settlement Agreement with the former CFO which provides for the payment of $200,000 on March 1, 2007 and $100,000 on or before June 1, 2007 in exchange for the receipt of a general release of claims against the Company including any future rights under his employment agreement. The Company recorded $300,000 at December 31, 2006 in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, the Settlement Agreement ratified the acceleration of the vesting date to August 31, 2006 of the 50,000 restricted shares and the remaining 547,54 unvested shares of the 918,000 options granted on October 24, 2005to the former CFO. The Company recorded approximately $1,168,000 of compensation expense related to the vesting of these shares and options during the year ended December 31, 2006.

On March 15, 2006, the Company entered into a Separation and Release Agreement with its former Vice President of Sales. The Separation Agreement provides the former officer with certain benefits in exchange for, among other things, the receipt of a general release of claims against the Company including any future rights under his employment agreement. Pursuant to the terms of the Separation Agreement, the Company agreed to pay the former officer $107,000 for continued support with certain sales transactions. The Company paid $15,000 upon execution of the agreement and will pay the remainder once payment has been received for units associated with the sales transactions described above. The Company will record a liability when it is more likely than not that any portion of the $107,000 will be payable. At June 30, 2007, the Company had not recorded any liability associated with the remaining contingent liability.

On May 9, 2007, the Company received a letter of resignation from its former CEO Charles Sander. The letter alleged that Mr. Sander was resigning for good reason as defined in his employment agreement and is seeking compensation of $550,000 under the employment agreement. No further action has been taken by Mr. Sander as of June 30, 2007 with regard to this matter.

Consulting Agreement

In February 2007, The Company entered into consulting agreement for investor relations services. The agreement provides for cash payments of $6,000 per month and 25,000 shares of common stock to be issued at the beginning of each fiscal quarter for which the agreement is in force. Either party can terminate the contract at any time. The Company recorded a charge of $22,500 and $50,000 in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, during the three and six months ended June 30, 2007, respectively.

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

On April 30, 2007, the Company entered into a Lease Termination Agreement (“Agreement”) with its former landlord for the lease in Carlsbad, CA. Under the Agreement the Company paid $31,000 for return of any future obligations under the original lease. Included in the payment was $6,500 of agent fees.

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

(11) Related Party Transactions

Contributed Services

During the six months ended June 30, 2006 an officer contributed office space to the Company. No expense was recorded for these services as they were immaterial. The officer did not contribute office space during the three and six months ended June 30, 2007.

(12) Segment and Geographic Information

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

(13) Subsequent Events

Consulting Agreements

On July 2, 2007, the Company entered into an Independent Consulting Agreement (the “Consulting Agreement”) pursuant to which the Company issued 1,400,000 shares of its common stock and agreed to pay $6,000 per month in consideration for certain consulting services. Under the terms of the Consulting Agreement, the Company is required to file a registration statement on or before January 1, 2008 registering the shares for resale, subject to certain “cut-back” provisions. In addition, in certain circumstances, the Company may be obligated to pay a “finder’s fee” in connection with certain transactions facilitated by the consultant. The Consulting Agreement expires on July 3, 2008, provided, however, that the Company has the exclusive right to terminate the Consulting Agreement by providing five (5) days written notice to the consultant. In the event that such termination occurs within 120 days of the execution of the Consulting Agreement, the consultant will be obligated to return 700,000 shares of the stock issued in connection with the execution of the Consulting Agreement.

On July 18, 2007, the Company entered into a Manufacturer’s Representative Agreement (the “Rep Agreement”). Under the agreement the Company is obligated to issue up to 75,000 shares of Common Stock pursuant to performance criteria defined in the agreement. In addition, the Company issued a warrant to purchase 350,000 shares of Common Stock at a price of $1.00 per share. The warrant vests pursuant to performance criteria defined in the agreement. The warrants expire four years from the date of the agreement.

On August 1, 2007, the Company entered into a Consulting Agreement with a related party pursuant to which the Company has agreed to pay compensation of $5,000 per month. The agreement has a term of one year.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Catcher was originally formed during April 2005, principally to operate the business of developing, manufacturing and distributing the CATCHER™ Command and Control Application Platform (“CATCHER™”), a portable, ruggedized, wireless handheld computing and communications device. Pursuant to an asset purchase agreement between Catcher and LCM Technologies, Inc. (“LCM”), Catcher purchased certain assets and assumed certain liabilities of LCM and its founder, Ira Tabankin, relating to the CATCHER™ and the business of LCM (the “Acquisition”). For financial reporting purposes, the Acquisition was treated as a reverse merger whereby, LCM was treated as the accounting acquirer.

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

Plan of Operation

From inception to date, we have been primarily involved in organizational activity, negotiating vendor contracts, making arrangements for the commercial use and deployment of the CATCHER™, engaging and developing our initial customer base, and recruiting and managing staff. In October 2006 we completed development of our first product and commenced initial production.

We have negotiated and continue to negotiate agreements with VARs, distributors, integrators and OEMs. Our VARs, distributors and OEMs purchase or license the CATCHER™ directly from us, and then in return sell devices to end-users. We have developed standard VAR agreements (one agreement for U.S. government sales and the other agreement for private sector and governmental sales other than U.S. government sales) for use in the ordinary course of our business. These standard VAR agreements provide that (i) the VAR’s appointment and the related licenses are non-exclusive; (ii) we are free to accept or reject orders placed by the VAR, and acceptances must be in writing; (iii) the pricing and payment terms will be as set forth in our price list, which we may change unilaterally with 30 days’ notice; (iv) the initial term is for two years, and the agreement will not continue unless the parties affirmatively agree to renew the agreement; and (v) we may terminate the agreement immediately in several situations, including an uncured material breach by the VAR. To date, we have entered into standard VAR agreements with eleven companies including EPS, L-3 GSI, and Alion Science and Technology Inc. Additionally we have received initial purchase orders from these VAR’s.

We are transitioning from development stage into an operational stage entity. Accordingly, we do not believe that period to period comparisons of our results of operations are meaningful and have elected not to provide a description of the comparisons between our financial position at June 30, 2007 and June 30, 2006 and for the periods then ended. The relationships between revenue, cost of revenue and operating expenses reflected in the financial information included herein do not represent future expected financial results.

Our costs associated with production of units of the CATCHER™ will be variable based on the units that we decide to manufacture. Management currently does not anticipate that we will operate our own production facilities, and instead will continue outsource production to a third party manufacturer.

On November 22, 2005, we entered into a manufacturing agreement with KeyTronic pursuant to which KeyTronic manufactures the CATCHER™ for us, at unit prices dependant on monthly purchase volumes. Manufactured prices are variable, subject to: change in the availability and cost of parts and material and changes in the manufacturing process. The initial term of the agreement expires on December 31, 2009 and the agreement may be renewed for additional two-year terms upon the mutual written agreement of the parties. Either party may terminate the agreement immediately upon written notice if the other party fails to comply with any material term or condition of the agreement, becomes insolvent or has a bankruptcy petition filed by or against it and such petition is not dismissed within 60 days of the filing date. Neither party may terminate the agreement during the initial term or any renewal term other than for cause. We are not obligated under the agreement to purchase any particular number of units from KeyTronic. However, if our average monthly purchases fall below 2,000 units at any time during the initial term of the agreement, then we must immediately pay to KeyTronic $58,000 to reimburse KeyTronic for non-recurring engineering costs.

We expect our operating expenses will increase as we increase our transaction volumes, research and development activities, and sales and marketing activities. We anticipate developing new product versions with improved functionality or additional features tailored for specific targeted vertical markets which will require retesting and recertification. In addition, we have developed our first software product the Catcher CONSOLE™. Catcher CONSOLE™ is a software package that operates on any Windows™ based PC and enables communication and remote viewing of the CATCHER™ and other Windows™ based devices (Windows™ is a registered trademark of the Microsoft Corporation). We anticipate that over the next 12 months that our operating expenses will increase at a slower rate relative to the rate of increase in our revenues during this same period.

We expect our principal activities over the next 12 months to include sales and marketing, unit production, research and development and general and administration. In addition to costs associated with production of units of the CATCHER™, which will vary based on quantity manufactured via third parties, we anticipate that our most significant costs related to the activities described above will include the following items:

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

We anticipate funding for the activities described above will come principally from some or all of the following sources: working capital generated from sales of additional securities, debt financing, proceeds from the exercise of some or all of our outstanding warrants, unit sales, customer deposits and vendor credit terms. We do not currently have any financing arrangements or lines of credit with lenders.

We are in production with the CATCHER™ family of products. Pursuant to the equipment authorization requirements of the FCC, we obtained declarations of conformity for our first generation production units. We also successfully completed the European Union’s CE testing. We may be required to obtain additional declarations of conformity prior to offering for sale future production units that are not electrically identical to those authorized under our existing declarations of conformity.

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

In addition, our internal controls have been weakened as a consequence of recent resignations by certain members of our management team. To accommodate these management changes, there have been significant changes in controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to have a materially affect on, our internal controls over financial reporting. Management has undertaken a review of the material weaknesses noted above, and has formulated a plan to take appropriate remedial steps. There can be no assurance that such plans or remedial steps will be effective or that our controls over financial processes and reporting will be effective in the future. We have implemented control procedures to address the majority of the weaknesses stated above and our in the process of testing these controls. However, we have not yet determined whether such controls are effective.

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

Cost of Sales

Cost of goods sold consists primarily of direct costs of the manufactured units, wages of operational employees and cost of training. Many factors are anticipated to affect our gross margin, including, but not limited to, market conditions, competition, production order volumes and supplier pricing. As noted above, management currently does not anticipate that we will operate our own production facilities, as we intend to continue to outsource production to a third party manufacturer. Cost of goods sold on units sold during the three and six months ended 2007 were higher than expected due to low-volume production coupled with other one-time costs specifically associated with producing the initial 500 units.

Research and Development

Research and development expenses incurred in the design, development and testing of our product include compensation and benefits for management and staff, engineering and consulting services, electronic parts, testing, and other miscellaneous expenses.

Research and development expense represented 50% and 45% of total operating expenses during the three and six months ended June 30, 2007, respectively; and represented 44% and 42% during the three and six months ended June 30, 2006. Research and development expense during 2007 increased as a percentage of total operating expenses compared to 2006 primarily related to the development of new software products and additional resources to complete the build of our new product release.

Included in research and development expenses for the three and six months ended June 30, 2007 was approximately $92,000 and $169,000 of stock-based compensation issued to employees and consultants in comparison to no such compensation during the three and six months ended June 30, 2006. These stock-based compensation charges can fluctuate substantially from period to period based on the fair value of our stock and the number of options granted during each period.

In the future, we expect that the rate of research and development spending related to the CATCHER™ will decrease as we continue our shift from a development stage company to an operating company.

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

	Three months ended June 30, 2007	Percentage of total operating Expenses	Three months ended June 30, 2006	Percentage of total operating Expenses	Six months ended June 30, 2007	Percentage of total operating Expenses	Six months ended June 30, 2006	Percentage of total operating Expenses
	(in Thousands)
Sales and marketing	$406	14%	$218	13%	$699	15%	$374	12%
General and administrative	665	24%	590	35%	1,267	28%	1,146	35%
Stock based compensation	319	12%	131	8%	577	12%	360	11%

Total selling, general and administrative expenses	$1,390	50%	$939	55%	$2,543	55%	$1,880	58%

Selling and marketing activities increased during the three and six months ended June 30, 2007 over the three and six months ended June 30, 2006 due to increased headcount and expansion of our marketing plan. In the future, the rate of spending on selling and marketing is expected to increase significantly as we add headcount for sales and marketing management, as we expand our marketing campaign for the CATCHER™ and as we participate in industry and trade shows.

General and administrative expenses increased during the three and six months ended June 30, 2007 over the three and six months ended June 30, 2006 primarily as a result of increased head count.

Stock-based compensation resulted from the amortization of compensation related to restricted stock issued to members of our board of directors and stock options issued to employees.

The aggregate compensation expense to be recognized for unvested awards at June 30, 2007 is approximately $4,495,000, which will be recognized over the next 2.23 years. These stock-based compensation charges can fluctuate substantially from period to period based on the fair market value of our stock and the number of options granted during each period.

We expect that total spending on general and administrative expenses will remain relatively constant during the next year. However, we expect that spending on general and administrative items as a percentage of total operating expenditures will decrease as compared against other operating activities including sales and marketing and research and development.

Interest Income (Expense)

Interest income decreased in the three and six months ended June 30, 2007 due to lower average cash balances in the three and six months ended June 30, 2007 as compared to the same periods in 2006. Interest income is a result of interest earned in short term investments of the cash balances that we have remaining from the March 2006 Private Placement and Series A Warrant exercise. In the second quarter 2007, the Company entered into Convertible Promissory Notes with 90 day maturities. The Company recorded approximately $268,000 of interest expense, arising from the amortization of debt discount, related to these notes through June 20, 2007 when they were converted into a new security. This accounted for the majority of the interest expense during the three and six months ended June 30, 2007 and was offset by interest income described above.

Financing Costs

We did not incur any financing costs during the three and six months ended June 30, 2007. The financing costs in the three and six months ended June 30, 2006 were related to the issuance of Series C Warrants as an inducement to exercise the Series A Warrants in February 2006, which resulted in a charge of approximately $1,074,000.

Loss on Change in Fair Value of Derivative Financial Instruments

Loss on Change in Fair Value of Derivative Financial Instruments represents the changes in the fair values of derivative financial instrument that are classified as liabilities and required to be initially and subsequently carried at fair value. We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to determine the fair value of these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

On June 20, 2007, we issued Secured Convertible Promissory Notes to certain investors, which provided for the conversion of the face value thereof at a rate of the lesser of (i) $0.65 per share or (ii) the average price quoted on the OTC Bulletin Board for the five days prior to the conversion or the price per share in the event of a subsequent financing. We determined that the notes contained an embedded conversion feature and that the feature should be classified as a liability. This determination resulted in the classification of $1,096,000 of the proceeds as a derivative financial instrument. In addition, we determined that the existence of debt with a variable conversion rate, as well as, an insufficient amount of authorized shares caused all of the outstanding warrants and certain options to be classified as liabilities in accordance with EITF 00-19. This determination resulted in the reclassification of $2,611,000 from equity to a liability. The fair value of those two derivative financial instruments increased by an aggregate of $3,026,000 as a result of changes in valuation assumptions (principally an increase in our stock price from $0.70 on June 20, 2007 to $1.10 on June 30, 2007). The fair value of these liabilities will likely fluctuate from period to period based upon changes in the principal assumptions that underlie those fair value calculations. Those assumptions include actual and projected changes to our stock price, changes in credit risk associated with our borrowing activities and changes in market interest rates, and the risks associated therewith.

The loss on change in fair value of derivative instruments was offset by gains of $101,000 and $187,000 during the three and six months ended June 30, 2007 due to the change in estimated value and carrying amount of the registration payment arrangement recorded as a result of adopting FSP 00-19-2.

In January 2007, we adopted FSP 00-19-2. FSP 00-19-2 relates to liquidated damage clauses or other arrangements that result in the payment of cash or other consideration in the event of a failure to register securities. These types of arrangement are referred to as “registration payment arrangements.” The adoption resulted in a cumulative effect of change in accounting principle of $713,000 which represented an increase to the $142,768 liability associated with a registration payment arrangement. The liability relates to the liquidated damage clause in the Mach 2006 Registration Right Agreement. The registration payment arrangement is settlable in chares of common stock and Series D warrants. As a result, the value of the liability will fluctuate from period to period based on changes in our stock price.

Income Tax Expense

Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of June 30, 2007, we had net operating loss carry forwards for federal and state income tax purposes of approximately $14.0 million. We also had Federal and state research and development tax credits each of approximately $225,000. If not utilized, the net operating losses and credits will expire in varying amounts through 2026. Utilization of net operating losses and credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation could result in the expiration of our net operating losses and credit carryforwards before they can be used. As of June 30, 2007 and 2006, our deferred tax assets have been fully reduced by a valuation allowance since it is more likely than not that these future benefits will not be realized.

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

Financial Instruments and Concentrations of Credit Risk.

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative financial instruments, and convertible debt. We believe the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature. The fair value of convertible debt is estimated based on the fair value of the underlying stock and effective interest rate method.

We generally do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

The caption “Derivative Financial Instruments” consists of (i) the fair values associated with derivative features embedded in convertible debt and the fair value of detachable warrants that were outstanding prior to the issuance of the convertible debt.

We utilize various types of financing to fund its business needs, including convertible debt and other instruments indexed to the Company’s own stock. The embedded conversion features utilized in these instruments require periodic measurement of the fair value of the derivative components. Pursuant to FAS 133 and EITF 00-19 We update the fair value of these derivative components at each reporting period.

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

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF No. 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF No. 00-19 to be classified in stockholders’ equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under Statement of Financial Accounting Standards (“SFAS”) No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. The adoption of EITF 06-7 did not have a material impact on our financial position, results of operations or cash flows. We will periodically evaluate embedded conversion options currently classified as liabilities to determine their status in accordance with this consensus.

In November 2006, the FASB ratified EITF Issue No. 06-6, Application of EITF Issue No. 05-7, ‘Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues’ (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19. See note 8 in the accompanying financial statements for the impact of the adoption of EITF 06-6.

Liquidity and Capital Resources

Since inception, cash used in operations primarily consists of the loss from operations offset by non-cash charges related to stock based compensation and acquired research and development. As of August 10, 2007, we had a cash balance of approximately $1,000,000.

Since inception, we have incurred approximately $977,000 in capital asset expenditures. Future requirements will include computers, office equipment, software and similar equipment. We anticipate capital expenditure spending of approximately $500,000 in the future for capital equipment or machinery. In addition to capital expenditures, we have paid our contract manufacturer, $1,999,000, for units which have been released to production pursuant to the manufacturing agreement. Units released to production are classified together with inventory. Through August 10, 2007, we have been shipped approximately 400 units and have approximately 260 units in inventory as of that date. In the future, costs incurred for manufacturing are expected to increase significantly and unit costs are expected to decrease as volume production begins.

Our primary source of liquidity has been the proceeds generated from the private offering of shares of our Common Stock, the exercise of warrants to acquire shares of our Common Stock and the issuance of convertible secured promissory notes. The principal uses of cash have been for product development and general and administrative expenses. Since May 2005, we have raised approximately $17.9 million in gross proceeds from the issuance of common stock, warrant exercises and convertible debt financing.

We currently have outstanding Series A Warrants, Series B Warrants, Series C Warrants, Series D Warrants and Series E Warrants to purchase an aggregate of 5,515,938 shares of our Common Stock, that if exercised would provide gross proceeds to us totaling $13.6 million.

At August 10, 2007 there were 247,960 Series A Warrants outstanding. Each Series A Warrant entitles the holder to purchase one share of our Common Stock at $1.50 per share (the “Series A Exercise Price”), exercisable for a period of five years. Once the resale of the Common Stock issuable upon exercise of the Series A Warrants is registered with the SEC, we may call the Series A Warrants upon notice to the warrant holder from time to time at any time that the Common Stock closes at or above $2.50 per share for ten (10) consecutive trading days at an average volume of 40,000 shares per day during the ten-day trading period, provided that, within twenty (20) business days after the date of such notice, the warrant holder will have the right to exercise, under the terms and conditions of the Series A Warrants, all or a part (but not less than 25%) of the Series A Warrants held at the Series A Exercise Price. From and after the expiration of such twenty (20) business day notice, we may repurchase all Series A Warrants then held for a purchase price of $0.01 per Series A Warrant unless and to the extent that the Series A Warrant holder first exercises the Series A Warrants at the Series A Exercise Price.

At August 10, 2007 there were 932,461 Series B Warrants outstanding. Each Series B Warrant entitles the holder to purchase one share of Common Stock at $2.00 per share (the “Series B Exercise Price”), exercisable for a period of five years. Once the resale of the Common Stock issuable upon exercise of the Series B Warrants is registered with the SEC, we may call the Series B Warrants upon notice to the warrant holder from time to time at any time that the Common Stock closes at or above $3.33 per share, for ten (10) consecutive trading days at an average volume of 40,000 shares per day during the ten-day trading period; provided that, within twenty (20) business days after the date of such notice, the warrant holder will have the right to exercise, under the terms and conditions of the Series B Warrants, all or a part (but not less than 25%) of the Series B Warrants held at the Series B Exercise Price. From and after the expiration of such twenty (20) business day notice, we may repurchase all Series B Warrants then held for a purchase price of $0.01 per Series B Warrant unless and to the extent that the Series B Warrant holder first exercises the Series B Warrants at the Series B Exercise Price.

At August 10, 2007 there were 1,418,906 Series C Warrants outstanding. Each Series C Warrant entitles the holder to purchase one share of Common Stock at $2.50 per share, exercisable for a period of five years. The Series C Warrants are non-callable.

At August 10, 2007 there were 553,500 Series D Warrants outstanding. Each Series D Warrant entitles the holder to purchase one share of Common Stock at $3.50 per share, exercisable for a period of five years. The Series D Warrants are non-callable.

At August 10, 2007 there were 2,363,111 Series E Warrants outstanding. Each Series E Warrant entitles the holder to purchase one share of Common Stock at $2.50 per share, exercisable for a period of three years. The Series E Warrants are non-callable.

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

Based on our current operating plan, we anticipate that we will require a minimum of $3.5 million of additional capital through December 2007. In addition to costs associated with production of units of the CATCHER™ (which, as noted above, will vary based on the number of units that we decide to have manufactured), we anticipate that our most significant costs during the next 12 months will be the following items:

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

We anticipate that the additional capital will come principally from one or more of the following: sale of additional securities, debt financing, proceeds from exercise of some or all of the outstanding warrants, customer deposits, working capital generated from unit sales or vendor credit terms. We do not currently have any financing arrangements or lines of credit with lenders. Since inception, we have generated minimal revenue and there can be no assurance that we will generate increased revenue in the future. The maximum potential amount of funds that we may receive from the exercise of all of the outstanding Warrants is approximately $14.8 million, in addition to the approximately $5.5 million already received upon partial exercise of the Series A Warrants, Series B Warrants, Series C Warrants and Series D Warrants.

We have experienced losses since inception and our cumulative loss to date is $29,828,028. In addition, we have not generated cash from operations and our cumulative cash used in operations to date is $16,790,277. These factors create a substantial doubt about our ability to continue as a going concern. In light of our limited stockholders’ equity as well as our lack of operating history, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all, to fund the development of our business. In any of such events, the growth of our business and prospects would be materially and adversely affected. As a result of any such financing, if available, the holders of the Common Stock may experience substantial dilution.

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

We do not believe that our available resources may be sufficient alone, without additional sources of financing, to adequately scale production of the CATCHER™, and expect to incur operating losses for the foreseeable future. If revenues from operations are insufficient to support our planned expansion of operations, we will need to access additional equity or debt capital. If public or private financing is not available when needed or is not available on terms acceptable to us, our growth and revenue-generating plans may be materially impaired. Such results could have a material adverse effect on our financial condition, results of operations and future prospects. These factors create a substantial doubt about our ability to continue as a going concern and our auditors have included a going concern qualification in their report on our audited financial statements.

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

We may never generate significant revenues or achieve profitability, which failure would adversely impact the price of our common stock.

While we believe that our CATCHER™ is a highly distinctive concept, its distinctiveness adds to the speculative nature of our business because we are not aware of any comparable products that we can look to in order to assess the marketability and demand for our product. We can provide no assurance that we will ever achieve any significant revenues or profitable operations from our planned operations.

If we are unable to obtain and maintain patent and other intellectual property ownership rights relating to the CATCHER™, then we may not be able to sell the CATCHER™, which would have a material adverse impact on our results of operations and the price of our common stock.

We own all of the right, title and interest in and to U.S. Patent No. 7,209,035, titled “Portable Handheld Security Device,” issued on April 24, 2007, from U.S. Patent Application Serial No. 10/885,515 filed July 6, 2004. We own all of the right, title and interest in and to U.S. non-provisional Patent Application Serial No. 11/713,797, for new IP that is being incorporated into the CATCHER™ including digital watermarking technology. We own all of the right, title and interest in and to U.S. provisional patent application Serial No. 60/907,222 for a new software product, the Catcher CONSOLE™, which is a software package that can operate on any Windows™ based PC and enables communication and remote viewing of the CATCHER™ and other Windows™ based devices (Windows™ is a registered trademark of the Microsoft Corporation). The above items are hereinafter referred to as (the “Patents”).

The Patents are presumed valid, but there is no assurance that they will not be successfully challenged or circumvented by competitors or others. If we fail to maintain and enforce our rights in the Patents, or if we fail to maintain and protect our rights in our other intellectual property, including our know-how, trade secrets and trademarks, such failures, individually and in the aggregate, could have a material adverse effect upon our business prospects, financial condition and results of operations. In addition, we have and we intend from time-to-time, to file additional patent applications directed to enhancements to the CATCHER™. Such applications may include new applications, continuations and continuations in part of existing applications, and foreign applications corresponding to any or all of these. If such patents issue, they will be presumed valid, but there is no assurance that they will not be successfully challenged or circumvented by competitors or others.

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

In particular, we have become aware of a continuing patent application (U.S. Patent Publication No. 2005/0060739) in the name of Tony Verna of Scanz Communications, Inc. (the “Verna Application”). The Verna Application was filed on January 10, 2004, published in due course on March 17, 2005 and includes various prospective claims. The application is awaiting examination by the U.S. Patent and Trademark Office. If the Verna Application issues as a patent, the claims may cover one or more aspects of the CATCHER™. We cannot predict whether the Verna Application will ever issue as a patent, and if so, the scope and content of any such patent.

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

Pursuant to the declaration of conformity procedure required under the rules of the FCC, we successfully completed testing of the prototype and initial production units of the CATCHER™ and are therefore permitted under the FCC’s rules to commence commercial sales of those units. We may be required to complete additional testing prior to offering for sale any future production units that are not electronically identical to those units previously tested and authorized under the FCC’s declaration of conformity procedure. We believe each additional testing under the FCC’s declaration of conformity procedure will take approximately two weeks to complete with an estimated total cost of $15,000.

In addition, although compliance with applicable Military Standard 810F procedures is not required for us to commence sales of the CATCHER™ , we believe that compliance with, and satisfaction of, applicable Military Standard 810F procedures is important to our ability to market and sell the CATCHER™ . We submitted the CATCHER™ for testing for compliance with applicable Military Standard 810F procedures. The CATCHER™ met or exceeded the applicable standards for which it was tested. We will be required to complete additional testing for future products in order to sell to certain target markets.

Any delays in completing such additional testing and/or satisfying applicable procedures could delay commencement of sales of the CATCHER™ or hinder our ability to market and sell the CATCHER™ , which would have an adverse effect on our financial condition, results of operations and business.

We may be subject to potential litigation relating to ownership of the Patent, which could have a material adverse effect on our business and the price of our common stock.

Messrs. Ira Tabankin and Charles Sander, the founders of Catcher, Inc., were former employees of Scanz Communications, Inc. (“Scanz”), and Mr. Tabankin also served as a consultant to Scanz, during which time Scanz had under development a handheld portable device that might be used for security purposes as well as in a sports-event setting, which was Scanz’ principal business focus and the principal focus of its product development. The Scanz employment agreements with Messrs. Tabankin and Sander provided that Scanz would own intellectual property conceived or first reduced to practice during employment. The consultancy agreement between Mr. Tabankin and Scanz provided that intellectual property rights that may be claimed by Scanz in connection with a development by Mr. Tabankin during or before the consultancy would be the property of Scanz. Scanz or its licensees may claim that the CATCHER™ was conceived or first reduced to practice during the employment of Messrs. Tabankin and/or Sander or that the intellectual property comprising the CATCHER™ could be claimed by Scanz. If Scanz or its licensee made any such claims, we believe that, as we were the assignee of the intellectual property rights in the CATCHER™ , we would have strong defenses to any such claims for numerous reasons, including that the intellectual property constituting the CATCHER™ is distinguishable from the developments made during the aforesaid employments and consultancy. However, if Scanz or its licensee were to prevail in such a claim, such event could have a material adverse effect upon our financial condition, results of operations and future prospects. Furthermore, even if we were to prevail, litigation could result in substantial costs and divert management’s attention and resources from our business.

Due to the accounting treatment of certain convertible debt instruments issued by us, a fluctuation in the price of our Common Stock could have a material impact on our results of operations

During the second quarter 2007, we recognized a loss of approximately $2,700,000 resulting from adjustments recorded to reflect the change in fair value of warrants and embedded conversion features in connection with its convertible debt. We will adjust the carrying value of our derivative instruments to market at each balance sheet date. As a result, we could experience significant fluctuations in our net income (loss) in future periods from such charges based on corresponding movement in our share price.

We have identified material weaknesses in our internal controls, and as a result, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business.

Effective internal controls are an integral part of our ability to provide timely and reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. We are a development stage company with limited personnel and other resources. As a result, we have discovered material weaknesses in our control environment, including the following:

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

In addition, our internal controls have been weakened as a consequence of recent resignations by certain members of our management team. To accommodate these management changes, there have been significant changes in controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to have a materially affect, on our internal controls over financial reporting. Management has undertaken a review of the material weaknesses noted above, and has formulated a plan to take appropriate remedial steps. There can be no assurance that such plans or remedial steps will be effective or that our controls over financial processes and reporting will be effective in the future. We have implemented control procedures to address the majority of the weaknesses stated above and are in the process of testing these controls. However, we have not yet determined whether such controls are effective.

Notwithstanding the material weaknesses described above we believe that our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Our future is entirely dependent on our successful development of our technology, products and services. As we complete the initial development of the CATCHER™ and transition from the development stage to commercialization, there is no assurance that the CATCHER™ will perform as expected or be accepted by our target market.

We rely on third party manufacturers, which may have a material adverse effect on our ability to manufacture and sell our products.

We do not intend to create facilities to manufacture the CATCHER™ and therefore we have entered into an agreement with a third party contract manufacturer, KeyTronic Corporation, and will be dependent on them, or others as may be determined, for the manufacture of our products. This dependency could negatively impact our sales and marketing efforts if the sources of such supply prove to be unreliable or unavailable. If the contracted manufacturing source is unreliable or unavailable, we may not be able to replace such manufacturer and could not go forward and our entire business plan could fail. In addition, agreements with such third parties may not be at the most cost effective terms and therefore we may incur high costs.

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

Other than Robert H. Turner, none of our management team has had substantial operational experience running a business such as contemplated by our plans and there is no assurance that they will be able to do so.

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

The ruggedized portable computer market is diverse and highly competitive and is characterized by relatively low entry barriers. Moreover, it is subject to constant technological change and intense marketing by providers who may be capable in a short period of time to introduce products similar to the CATCHER™. We expect that new competitors are likely to enter this market, potentially using the same market entry strategy employed by us. Any potential competitors may be significantly larger and have substantially greater market presence, greater financial, technical, operational, sales, marketing and other resources and experience, including more established relationships with vendors, distributors and partners, than we have. In the event that such a competitor expends significant sales and marketing resources in one or more of the security market segments where we compete, we may not be able to continue to compete successfully in such markets. We believe that there will be significant competition in the market for products having functionality similar to the CATCHER™. Such competition will exert downward pressure on prices. In addition, the pace of technological change could make it impossible for us to keep pace with such competitors in such an environment. If our competitors were to provide better product at better prices, our financial condition, results of operations and future prospects will be materially adversely affected.

Competition from companies with greater resources than us could adversely affect our business and the price of our common stock.

Many of the aspects of our business are currently and potentially highly competitive. We will compete with numerous other companies in different segments of the security market with the financial and technological ability to compete with us. Moreover, it is possible that the Patents will not provide us with adequate protection from companies capable of circumventing it. In addition, the Patents are not based on technological innovation in any particular function of the CATCHER™, but rather on its total functional concept. These concepts could be copied or improved upon by competitors quickly. Many of these potential competitors have substantially greater capital and other resources than we do and many are better situated to attract experienced technical and other personnel.

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

If we sell additional shares of our common stock, such sales will further dilute the percentage of our equity that our existing stockholders own. In addition, our recent private placement financings have involved the issuance of securities at a price per share that represented a discount to the trading prices listed for our common stock on the OTC Bulletin Board and it is possible that we will close future private placements involving the issuance of securities at a discount to prevailing trading prices. In addition, future financings may include provisions requiring us to make additional payments to the investors if we fail to obtain or maintain the effectiveness of SEC registration statements by specified dates or take other specified action. Our ability to meet these requirements may depend on actions by regulators and other third parties, over which we will have no control. These provisions may require us to make payments or issue additional dilutive securities, or could lead to costly and disruptive disputes. In addition, these provisions could require us to record additional non-cash expenses.

The agreements governing the convertible secured promissory notes contain covenants and restrictions that may limit our ability to operate our business.

The terms of our convertible secured promissory notes issued in 2007 limit our ability to, among other things: declare or pay dividends or distributions on any equity securities, create or incur additional indebtedness, create additional liens on our assets and repurchase common stock. These restrictions could adversely affect our ability to borrow additional funds or raise additional equity to fund our future operations. In addition, if we fail to comply with any of the covenants contained in the agreements or otherwise default on the convertible secured promissory notes, the holders may accelerate the indebtedness, and we may not have sufficient funds available to make the required payments.

Additional authorized shares of common stock available for issuance may adversely affect the market for our common stock and dilute the interests of our stockholders.

We are authorized to issue 50,000,000 shares of our common stock. As of August 10, 2007, we had approximately 24,117,000 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants and options or conversion of our outstanding convertible promissory notes. If shares of common stock are issued, options and warrants are exercised, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution. Additionally, sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock market price.

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

Management identified the following material weaknesses as of June 30, 2007 to the Company’s internal control over financial reporting:

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

Our internal controls have been weakened as a consequence of recent resignations by certain members of our management team. To accommodate these management changes, there have been significant changes in controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to have a materially affect, our internal controls over financial reporting. Management has undertaken a review of the material weaknesses noted above, and has formulated a plan to take appropriate remedial steps. We have implemented control procedures to address the majority of the weaknesses stated above and our in the process of testing these controls. However, we have not yet determined whether such controls are effective.

Notwithstanding the material weaknesses described above we believe that our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

PART II

Item 1. Legal Proceedings.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

EXHIBIT INDEX

EXHIBIT #	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended Bylaws of the Registrant.

4.15(3)	Form of Secured Convertible Promissory Note.

4.16(4)	Form of Amendment to Secured Convertible Promissory Note.

10.37(5)	Form of Note and Restricted Stock Purchase Agreement to be executed by and among the Company and the investors identified on the signature pages thereto.

10.39(5)	Form of Registration Rights Agreement to be executed by and among the Company and the investors identified on the signature pages thereto.

10.40(5)	Form of First Amendment to Note and Restricted Stock Purchase Agreement to be executed by and among the Company and the investors identified on the signature pages thereto.

10.41(6)	Independent Consulting Agreement, dated as of July 2, 2007, by and between Catcher Holdings, Inc. and Salzwedel Financial Communications, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed on Form 8-K with the SEC on June 28, 2005 and incorporated herein by reference.
(2)	Previously filed with the SEC on Form 10-SB on May 29, 2003 and Form 8-K on August 1, 2005 and herein incorporated by reference.
(3)	Previously filed with the SEC on Form 8-K on April 10, 2007 and herein incorporated by reference.
(4)	Previously filed with the SEC on Form 8-K on July 18, 2007 and herein incorporated by reference.
(5)	Previously filed with the SEC on Form 8-K on June 26, 2007 and herein incorporated by reference.
(6)	Previously filed with the SEC on Form 8-K on July 5, 2007 and herein incorporated by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATCHER HOLDINGS, INC.

Date: August 10, 2007	By:	/s/ Robert H. Turner
	Name:	Robert H. Turner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2007	By:	/s/ Denis McCarthy
	Name:	Denis McCarthy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)