Form 10QSB
period 2007-09-30
CATCHER HOLDINGS, INC
filed 2007-11-13
CIK 1230802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 10, 2007
Common Stock, $.001 par value per share	24,519,135*

*	Includes 134,100 shares obligated to be issued by the Company

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

		Page
PART I. Financial Information		3

Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and Period from Inception (March 31, 2004) to September 30, 2007 (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and Period from Inception (March 31, 2004) to September 30, 2007 (Unaudited)	5
	Condensed Consolidated Statements of Shareholders’ (Deficit) Equity for the Period from Inception (March 31, 2004) to September 30, 2007 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis or Plan of Operation	25

Item 3.	Controls and Procedures	48

PART II. Other Information		49

Item 1.	Legal Proceedings	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Submission of Matters to a Vote of Security Holders	49

Item 5.	Other Information	50

Item 6.	Exhibits	50

SIGNATURES		51

CERTIFICATIONS AND EXHIBITS

PART I. FINANCIAL INFORMATION

Item I – Condensed Consolidated Financial Statements

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended		Period from Inception (March 31, 2004) to
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
Revenue	$39,429	$—	$187,376	$—	$286,985
Cost of goods sold	37,413	—	139,781	—	236,745

Gross Profit	$2,016	$—	$47,595	$—	$50,240
Operating expenses:
Research and development expenses	1,662,558	1,056,382	3,709,678	2,399,624	11,126,604
Selling, general and administrative expenses	2,797,666	2,620,589	5,340,590	4,500,357	16,824,236

Operating loss	(4,458,208)	(3,676,971)	(9,002,673)	(6,899,981)	(27,900,600)
Financing costs	—	—	—	(1,073,462)	(2,701,528)
Gain (loss) on change in fair value of derivative financial instruments	2,063,648	—	(775,420)	—	(775,420)
Interest income (expense), net	(660,029)	21,971	(917,288)	73,922	(840,586)
Loss on extinguishment of debt	—	—	(664,483)	—	(664,483)

Loss before income taxes	(3,054,589)	(3,655,000)	(11,359,864)	(7,899,521)	(32,882,617)
Income taxes	—	—	—	—	—

Net loss	$(3,054,589)	$(3,655,000)	$(11,359,864)	$(7,899,521)	$(32,882,617)

Net Loss per share:
Basic & Diluted	$(0.13)	$(0.21)	$(0.51)	$(0.49)

Weighted-average number of shares outstanding – Basic and Diluted:	24,207,643	17,139,718	22,273,816	16,275,630

The accompanying notes are an integral part of these consolidated financial statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)	*
Assets
Current Assets:
Cash and cash equivalents	$344,643	$2,025,258
Accounts receivable	114,417	152,675
Inventory, including units released to production	1,333,251	1,669,991
Prepaid expenses and other current assets	30,104	417,091

Total current assets	1,822,415	4,265,015
Fixed assets, net of depreciation	188,881	165,986
Deposits	4,701	36,604
Other non-current assets	$287,500	$287,500

Total Assets	$2,303,497	$4,467,605

Liabilities and Shareholders’ (Deficit) Equity
Current Liabilities:
Accounts payable	$1,007,110	$337,364
Deferred revenue	80,480	71,316
Accrued and other current liabilities	730,468	826,027
Secured convertible notes payable, net of unamortized discount of $1,175,594	2,180,290	—
Derivative financial instruments	5,824,049	—
Current portion of registration payment liability	207,000	142,768

Total current liabilities	10,029,397	1,377,475

Registration payment liability, net of current portion	395,842	—

Total Liabilities	10,425,239	1,377,475
Commitments and contingencies (see Note 10)
Shareholders’ (Deficit) Equity:
Preferred Stock, $0.001 par value, 1 million shares authorized; no shares and 1 share outstanding as of September 1, 2007 and December 31, 2006 respectively	—	—
Common Stock, $0.001 value, 75,000,000 and 50,000,000 shares authorized, respectively; 24,519,135 and 19,768,277 shares outstanding, respectively	24,519	19,768
Additional paid in capital	25,449,356	24,593,115
Deficit accumulated during the development stage	(33,595,617)	(21,522,753)

Total Shareholders’ (Deficit) Equity	(8,121,742)	3,090,130

Total Liabilities and Shareholders’ (Deficit) Equity	$2,303,497	$4,467,605

*	The accompanying condensed consolidated balance sheet as of December 31, 2006 was derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended		Period from Inception (March 31, 2004) to
	September 30, 2007	September 30, 2006	September 30, 2007
Cash Flows From Operating Activities:
Net loss	$(11,359,864)	$(7,899,521)	$(32,882,617)
Adjustments to reconcile net cash used in operating activities:
Depreciation	47,944	11,078	67,225
Stock-based compensation expense	1,165,892	1,650,194	6,937,624
Warrants and common stock issued in connection with consulting contracts	1,568,750	—	1,585,780
Interest expense	905,981	—	947,326
Financing costs	—	1,073,462	2,701,528
Impairment charge	—	—	714,129
Loss on extinguishment of debt	664,483	—	664,483
Unrealized loss on change in fair value of derivative financial instruments	775,420	—	775,420
Changes in assets and liabilities:
Accounts receivable	38,258	—	(114,417)
Inventory, including units released to production	336,740	—	(1,333,251)
Prepaid expenses and other assets	99,487	(1,576,789)	(317,604)
Deposits	31,903	(10,047)	(4,701)
Accounts payable	669,746	(33,211)	1,007,110
Deferred revenue	9,163	—	80,480
Accrued and other liabilities	(90,979)	263,964	735,047

Net cash used in operating activities	(5,137,076)	(6,520,870)	(18,436,438)
Cash Flows Used In Investing Activities:
Capital expenditures	(70,839)	(545,535)	(970,235)
Cash Flows From Financing Activities:
Proceeds from issuance of Secured Convertible Promissory Notes and Common Stock net of $17,700 in issuance costs	3,527,300	—	3,527,300
Proceeds from issuance of Common Stock and warrants net of $606,789 and $814,267 in issuance costs for the nine months ended September 30, 2006 and for the period from inception (March 31, 2004) through September 30, 2007, respectively	—	6,098,211	10,391,901
Proceeds from issuance of Common Stock	—	—	17
Proceeds from exercise of warrants, net of $27,650 in issuance costs for the period from inception (March 31, 2004) through September 30, 2007	—	898,163	5,832,098

Net cash provided by financing activities	3,527,300	6,996,374	19,751,316

Net increase (decrease) in cash and cash equivalents	(1,680,615)	(70,031)	344,643
Cash and cash equivalents at beginning of period	2,025,258	913,182	—

Cash and cash equivalents at end of period	$344,643	$843,151	$344,643

Cash paid for interest	$693	$—	$8,290

Cash paid for income taxes	$—	$—	$—

Supplemental Disclosure of non-cash financing activities
Reclassification of Common Stock purchase warrants as liabilities	$2,610,629	$—	$2,610,629

	Nine Months Ended		Period from Inception (March 31, 2004) to
	September 30, 2007	September 30, 2006	September 30, 2007
Issuance of Common Stock	$1,833	$—	$2,113

Issuance of Common Stock in satisfaction of registration payment liability	$128,736	$—	$128,736
Forfeiture of Common Stock	$7	$—	$67

Cumulative Effect of Change in Accounting Principle	$713,000	$—	$713,000

The accompanying notes are an integral part of these consolidated financial statements.

CATCHER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

Period from Inception (March 31, 2004) to September 30, 2007

	Number of Shares of Preferred Stock	Preferred Stock $0.0001 par value	Number of Shares of Common Stock	Common Stock $0.0001 par value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Balance at Inception(1)	1	$—	2,232,333	$2,232	$(2,232)	$—	$—
Net loss	—	—	—	—	—	(748,366)	(748,366)

Balance at 12/31/04	1	$—	2,232,333	$2,232	$(2,232)	$(748,366)	$(748,366)
Issuance of convertible preferred stock to employees and consultants on April 21, 2005	454,735	455	—	—	3,236,813	—	3,237,268
Issuance of Common Stock for services and interest expense on April 21, 2005	—	—	348,515	349	309,830	—	310,179
Issuance of Common Stock and warrants to private investors on May 4, 2005	—	—	4,500,386	4,500	4,289,190	—	4,293,690
Issuance of Common Stock to U.S. Telesis Holdings, Inc. shareholders on May 4, 2005	—	—	1,781,295	1,781	(1,764)	—	17
Conversion of convertible preferred stock to Common Stock on June 23, 2005	(454,735)	(455)	3,637,904	3,638	(3,183)	—	—
Issuance of warrants to consultants on June 23, 2005	—	—	—	—	17,030	—	17,030
Issuance of Common Stock pursuant to warrant exercises in October 2005	—	—	1,078,537	1,078	1,616,728	—	1,617,806
Compensation Expense	—	—	—	—	116,362	—	116,362
Net loss	—	—	—	—	—	(8,149,587)	(8,149,587)

Balance at 12/31/05	1	$—	13,578,970	$13,578	$9,578,774	$(8,897,953)	$694,399
Issuance of Common Stock pursuant to warrant exercises in February 2006	—	—	598,748	599	897,564	—	898,163
Issuance of warrants as inducement to exercise warrants	—	—	—	—	1,073,462	—	1,073,462
Issuance of Common Stock on March 15 and 17, 2006	—	—	2,682,000	2,682	6,095,529	—	6,098,211
Issuance of Common Stock on March 16, 2006 to directors and employees	—	—	280,000	280	(280)	—	—
Issuance of Common Stock pursuant to warrant exercises in February 2006	—	—	2,688,559	2,689	3,313,440	—	3,316,129

	Number of Shares of Preferred Stock	Preferred Stock $0.0001 par value	Number of Shares of Common Stock	Common Stock $0.0001 par value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
Compensation Expense	—	—	—	—	2,149,268	—	2,149,268
Issuance of warrants as inducement to exercise warrants	—	—	—	—	1,485,298	—	1,485,298
Forfeiture of Common Stock by director on December 29, 2006	—	—	(60,000)	(60)	60	—	—
Net Loss	—	—	—	—	—	(12,624,800)	(12,624,800)

Balance at 12/31/06	1	$—	19,768,277	$19,768	$24,593,115	$(21,522,753)	$3,090,130
Cumulative effect of change in accounting principle (unaudited)	—	—	—	—	—	(713,000)	(713,000)
Issuance of Common Stock on from January through August to directors and employees (unaudited)	—	—	1,833,000	1,833	(1,833)	—	—
Issuance of Common Stock for services on February 12, 2007 (unaudited)	—	—	75,000	75	70,675	—	70,750
Reclassification of Common Stock purchase warrants from equity to liability on June 20, 2007 (unaudited)	—	—	—	—	(2,610,629)	—	(2,610,629)
Issuance of Common Stock in connection with Secured Convertible Promissory Notes from April through August 2007 (unaudited)	—	—	1,240,750	1,241	607,002	—	608,243
Issuance of Common Stock for services on July 2, 2007 (unaudited)	—	—	1,400,000	1,400	1,496,600	—	1,498,000
Penalty Shares (unaudited)	—	—	134,100	134	128,602	—	128,736
Forfeiture of Common Stock by employees from July through August 2007 (unaudited)	—	—	(7,000)	(7)	7	—	—
Issuance of Common Stock for Services on July 18, 2007 (unaudited)	—	—	75,000	75	(75)	—	—
Conversion of convertible preferred stock to Common Stock on September 1, 2007 (unaudited)	(1)	—	8	—	—	—	—
Compensation Expense (unaudited)					1,165,892	—	1,165,892
Net Loss (unaudited)	—	—	—	—	—	(11,359,864)	(11,359,864)

Balance at 9/30/07 (unaudited)	0	$—	24,519,135	$24,519	$25,449,356	$(33,595,617)	$(8,121,742)

(1)	The Common Share amount represents common stock issued to the sole owner of LCM Technologies, Inc. upon the conversion of his preferred stock on June 23, 2005 as if they were outstanding at the inception of LCM Technologies, Inc. Ira Tabankin was issued 279,043 shares of Convertible Preferred Stock on April 21, 2005, of which 279,042 were converted on June 23, 2005 into 2,232,333 shares of Common Stock. Mr. Tabankin converted the final share of Convertible Preferred Stock into 8 shares of Common Stock on September 1, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

CATCHER HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Catcher Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2006 as filed on Form 10-KSB with the SEC on May 21, 2007. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

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

(3) Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Subsequent to the acquisition of Catcher, Inc., the Company has continued to develop the technology acquired with a goal of developing a device that is ready for sale. The Company’s ability to continue as a going concern depends on a number of factors, including but not limited to, the ability to generate positive cash flow from operations and the ability to raise additional capital if required. During the year ended December 31, 2006 and the three and nine months ended September 30, 2007, the Company incurred losses of $12,624,800, $3,054,589 (unaudited) and $11,359,864 (unaudited), respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to seek additional capital from one or more of the following sources: sale of additional securities, debt financing, exercise of some or all of the outstanding warrants and revenue from the sale of its products. Such sources of funds may not be available on terms acceptable to the Company, or at all. There can be on assurances that the Company will be able to generate significant revenues.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

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

In November 2006, the FASB ratified EITF Issue No. 06-6, Application of EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19. See note 8 for the impact of the adoption of EITF 06-6.

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

The following potentially dilutive common share equivalents were excluded from the calculation of diluted earnings per share at September 30, 2007 and 2006 because they were anti-dilutive.

	2007	2006
Preferred Stock	—	8
Options	3,872,000	918,000
Warrants	6,322,329	6,230,226
Convertible debt	5,320,556	—
Floating Rate Convertible debt (1)	1,796,325	—

Total	17,311,210	7,148,234

(1)	The terms of the Convertible debt include an embedded conversion feature that provides for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature was convertible as of September 30, 2007 was calculated as the face value of $1,167,611, divided by $0.65 because the average of the lowest closing bid price for the 5 trading days preceding September 30, 2007 exceeded $0.65.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The Company records stock-based compensation expenses for instruments with graded vesting using the straight line method over the vesting period, but in no event shall the amount expensed be less than the aggregate fair value of shares vested under such instruments. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company revised the estimated forfeiture rate this period from 15% to 25%, as actual forfeitures have increased substantially. While we don’t expect the trend to continue, 25% forfeiture more accurately reflects our actual forfeitures at this time.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits for the three and nine months ended September 30, 2007 and 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The weighted-average fair value of options granted during the three and nine months ended September 30, 2007 was $0.67 and $1.04. No instruments were issued during the three and nine months ended September 30, 2007 which required valuation under an option-pricing model. The fair value of each option grant is estimated as of the date of grant using a binomial option-pricing model. The following assumptions were made for grants in 2007:

Expected volatility	108%
Expected dividend yield	0%
Expected lives of options (in years)	6
Risk-free interest rate	4.32–5.20%
Expected forfeiture rate	15 - 25%

The aggregate compensation expense expected to be recognized in the future for unvested awards is approximately $3,103,000 at September 30, 2007. This expense will be recognized over the next 1.95 years. The intrinsic value of vested awards was $0 at September 30, 2007 and December 31, 2006 as the Company’s stock price was less than the exercise price for all awards.

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

(5) Inventory, Including Units Released to Production

Inventory is stated at the lower of cost or market, and is valued on a first-in, first-out basis. At September 30, 2007 (unaudited) and December 31, 2006 inventory consisted entirely of finished goods and amounted to approximately $684,000 and $235,000, respectively. Inventory is reviewed periodically for slow-moving or obsolete issues based on sales activity, both projected and historical. At September 30, 2007 the Company wrote down the value of its inventory by $157,000, reflecting the current market value based upon our analysis of recent sales activity and future market conditions. In addition, the Company recognized a $500,000 loss of purchase commitments related to future product expected to be produced for which the current market value is below cost. In 2006, there were no reserves or write-offs recorded against inventory.

“Units released to production” of approximately $649,251 and $1,435,000 at September 30, 2007 (unaudited) and December 31, 2006, respectively, consists of payments to the Company’s contract manufacturer to initiate production. These amounts will be recorded as inventory or cost of sales upon shipment of the completed product to the Company or to its customers, respectively. These amounts include payments for labor and overhead not incurred by the contract manufacturers at September 30, 2007 and December 31, 2006.

(6) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

	September 30, 2007	December 31, 2006
	(unaudited)
Software Royalties	$0	$287,500
Insurance	6,828	86,737
Consulting Fees	20,000	—
Other	3,276	42,854

Total	$30,104	$417,091

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

On March 15 and March 17, 2006, the Company completed the March 2006 Private Placement whereby it sold 2,682,000 shares of its Common Stock (the “Shares”) and issued Series D Warrants to purchase another 1,341,000 shares of its Common Stock (the “Series D Warrant Shares”) to accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), resulting in proceeds, net of issuance costs, of approximately $6,100,000. Included in the issuance costs is the placement agent’s fee of $506,400. In addition, the Company issued a warrant to the placement agent to purchase 101,280 Units sold in the March 2006 Private Placement with an exercise price of $5.00 per Unit. The exercise of the warrant would result in the issuance of an additional 202,560 shares of Common Stock and 101,280 Series D Warrants to purchase Common Stock. The Series D Warrants have an exercise price of $3.50 per share and expire 5 years from the date of issuance.

In connection with the March 2006 Private Placement, the Company entered into a Registration Rights Agreement which provided that the Company file a registration statement with the SEC registering the Shares for resale within 45 days of the closing date and file a registration statement with the SEC registering the Series D Warrant Shares for resale no later than one year from the effectiveness of the registration statement relating to the Shares (the “March 2006 Registration Rights Agreement”). The Company may incur liquidated damages for every 30 days that it is in default of the following provisions:

•	The Company fails to file registration statements;

•	The Company fails to respond to comments from the Commission on a timely basis;

•	The registration statements are not declared effective by the Commission; and

•

After a registration statement is first declared effective by the Commission, it ceases for any reason to remain continuously effective, as defined in the March 2006 Registration Rights Agreement, as to all registrable securities.

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

On May 7, June 6, and July 6, 2007 the Company was in default of Section 2.3 of the March 31, 2006 Registration Rights Agreement because the Company’s registration statement covering shares subject to the Registration Rights Agreement was not maintained continually effective as of that date. As such, the Company must pay liquidated damages equal to 3% of the total shares and warrants issued in the March 2006 Private Placement or 80,460 shares and 40,230 warrants as a result of the defaults.

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

The Company evaluated the registration payment arrangement and determined that, because of the previous defaults under the agreement, it is probable that the transfer of consideration under the registration payment will occur and that payment is reasonably estimable at the adoption date. The Company recorded the liability using the cumulative-effect transition method based on an estimate that 376,000 common shares and 188,000 warrants would be issued over the term of the registration payment arrangement. This resulted in an increase to Registration Payment Liability of $713,000 with an offsetting cumulative-effect entry to accumulated deficit. The cumulative adjustment was not recorded in the consolidated statement of operations and prior periods were not adjusted. The value of the cumulative effect adjustment was equal to the difference between the fair value of the shares and warrants estimated to be paid over the course of the agreement and the value of the liquidated damages of $142,768 that had previously been recorded as a result of a default under the agreement. The Company determined the value of the liability based on the fair value of the common stock and warrants contingently issuable. The common stock was valued using the market price on the date of adoption of $1.72 and the warrants were valued using the binomial option pricing model and the following assumptions; Stock Price $1.72, Volatility, 108%, Risk Fee Interest Rate 4.68%, Dividends 0% and term of 4.25 yrs.

The Company has recorded the liability at September 30, 2007 using the market price of the Company’s common stock on that date of $1.00 and the warrants were valued using the binomial option pricing model and the following assumptions; Stock Price $1.02, Volatility, 108%, Risk Fee Interest Rate 4.03%, Dividends 0% and term of 3.5 yrs. This resulted in an unrealized gain during the three and nine months ended September 30, 2007 of $179,000 and $367,000, respectively. On August 1, 2007, the Company issued 134,100 shares in consideration for five months in which the registration statement was not continuously effective. The fair value of these shares of $128,736 was reclassified to equity. The carrying amount of the liability at September 30, 2007 was approximately $347,000.

The maximum number of common stock and warrants that could be issued under the registration payment arrangement is 2,065,140 and 1,032,770, respectively, which is based on the requirement to keep the common stock registered continuously through the date at which all shares and warrants are eligible for resale under Rule 144(k) of the Exchange Act. Based on the term of the warrants of five years, that maximum period was calculated to be seven years.

Common Stock

On August 22, 2007, the Company’s shareholders approved an increase in authorized shares to 75,000,000.

(8) Secured Convertible Promissory Notes

April 2007 Financing Transaction

On April 4, 2007, the Company completed a convertible debt financing with existing investors. The Company sold Secured Convertible Promissory Notes (the “April Notes”) and 297,500 shares of common stock for aggregate proceeds of $850,000 (the “April Financing”). The April Notes have a stated principal of $850,000 and accrue interest at a rate of 10% per annum, payable along with principal upon maturity of the April Notes which is 90 days from the issue date. The April Notes may be converted into a future financing at the terms of that financing or repaid through the proceeds of such financing at the option of the holder.

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

June 2007 Financing Transaction

Beginning on June 20, 2007 and continuing until August 23, 2007, the Company, and Catcher, Inc., held multiple closings under a Note and Restricted Stock Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company received aggregate proceeds of $2,695,000 from the private placement of Secured Convertible Promissory Notes (the “June Notes”) with an aggregate principal amount of $3,503,500 (the “Principal”) and 943,250 shares of restricted Common Stock of the Company (the “June Financing”). Subject to the conversion provisions set forth in the June Notes and the Company’s prepayment rights, the unpaid portion of the Principal together with all accrued but unpaid interest on each June Note is due and payable in full 180 days following the issuance date of each such June Note (each, a “Maturity Date”), provided, however, that an Investor may extend the applicable Maturity Date by sixty (60) additional days and increase the applicable Principal by 7.692% per extension, upon notice to the Company in accordance with the terms of the June Notes. Interest accrues on the unpaid applicable Principal balance at a rate of ten percent (10%) per annum, simple interest, and is payable in full along with the applicable Principal balance on the applicable Maturity Date.

The Company has the right to prepay any and all amounts owed under any or all of the June Notes in whole or in part at any time, subject to the Investor’s right to convert, as discussed below, provided that, with respect to each such June Note and the portion of Principal due thereunder: (i) any such prepayment must be accompanied by the accrued and unpaid interest on the applicable Principal being prepaid through the date of prepayment; (ii) if such prepayment occurs before the date that is sixty (60) days after the date of issuance, the principal amount due under the June Note will be equal to 76.923% of the applicable Principal; (iii) if such prepayment occurs on or after the date that is sixty (60) days after the date of issuance but less than one hundred twenty (120) days after the date of issuance, the principal amount due under the June Note will be equal to 84.615% of the applicable Principal; and (iv) if such prepayment occurs on or after the date that is one hundred twenty (120) days after the date of issuance but less than one hundred eighty (180) days after the date of issuance, the principal amount due under the June Note will be equal to 92.308% of the applicable Principal.

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

The June Notes and the Amended April Notes (collectively, the “Notes”) are secured by all of the assets of the Company and the amounts due thereunder may accelerate upon the occurrence of an event of default, which include the following:

•	Any failure to pay indebtedness under these Notes;

•	Any case or action of bankruptcy or insolvency commenced by the Company or any subsidiary, against the Company or adjudicated by a court against the Company for the benefit of creditors; or

•	Any wind up, liquidation or dissolution of the Company.

In connection with the issuance of the Notes, the Company entered into a Registration Rights Agreement, which was subsequently amended by the First Amendment to the Registration Rights Agreement, dated as of August 23, 2007 (the “Amendment”). Under the terms of the Registration Rights Agreement and the Amendment, the Company is obligated to register the shares of common stock issued in the April Financing and June Financing for resale on a registration statement to be filed within 60 days of the last closing of the June Financing and to use commercially reasonable efforts to register or qualify the shares for resale in certain states. In the event that (i) the Company fails to file a registration statement covering the resale of Registrable Securities (as that term is defined in the Registration Rights Agreement) on or before the relevant filing date (the “Default Date”), (ii) the Company fails to use its commercially reasonable efforts to respond to any comments of the SEC within thirty (30) calendar days following receipt of the initial comments from the SEC and within fifteen (15) business days following receipt of any additional comments received from the SEC, (iii) a registration statement filed or required to be filed is not declared effective by the SEC on or prior to the effectiveness date of such registration statement or (iv) after a registration statement is first declared effective by the SEC, it ceases for any reason to remain continuously effective as to all Registrable Securities for which it is required to be effective for more than an aggregate of fifteen (15) trading days during any 12-month period, the Company shall issue to each person owning or having the right to acquire Registrable Securities or any permitted transferee of the holder (the “Holder”), as liquidated damages and not as a penalty, that number of shares of the Company’s Common Stock equal to such Holder’s Pro Rata Share (as that term is defined in the Registration Rights Agreement) of (x) one percent (1%) of the purchase price paid to the Company by such Holder divided by (y) $0.65 for no additional cost to such Holder. Additionally, for every thirty (30) calendar days (i) following the Default Date until the date such registration statement has been filed with the SEC, or (ii) that the Company continues to fail to use commercially reasonable efforts to respond to any comments of the SEC within thirty (30) calendar days following receipt of the initial comments from the SEC and within fifteen (15) business days following receipt of any additional comments received from the SEC, then the Company shall issue to each Holder, as liquidated damages and not as a penalty, an additional number of shares of Common Stock equal to such Holder’s Pro Rata Share of (x) one percent (1%) of the purchase price paid to the Company by such Holder divided by (y) $0.65 at no additional cost to such Holder.

In addition, upon request by the holders of a majority in interest of the Notes, the Company will be obligated to register the securities issuable upon conversion of the Notes for resale on a registration statement to be filed within twenty (20) days of the receipt of a request in accordance with the terms of the Registration Rights Agreement and to use commercially reasonable efforts to register or qualify the shares for resale in certain states. In connection with the exercise of such registration rights, such Notes will be amended to fix the conversion price thereof prior to the inclusion of the underlying shares of Common Stock on the registration statement.

Between July 16, 2007 and August 23, 2007, the Company executed a First Amendment to Convertible Secured Promissory Note amending certain Secured Convertible Promissory Notes issued on June 20, 2007 with an aggregate principal amount of $3,445,000, pursuant to which the conversion price of such June Notes was fixed at $0.65 per share.

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

At the inception date of the June Financing, a summary of the allocation to the components of June Notes was as follows:

Instrument:	Allocated Proceeds
Secured Convertible Promissory Note at fair value	$486,716
Common Stock	349,768
Embedded Conversion Feature at fair value	1,979,250
Derivative Loss at inception	(120,734)

Total Proceeds	$2,695,000

At the inception date of June 20, 2007, a summary of the aforementioned accounting as an extinguishment of Amended April Notes was as follows:

Instrument:	Allocated Proceeds
Secured Convertible Promissory Note as amended (including Embedded Conversion Feature of 450,716) at fair value	$1,488,341
Carrying value of Secured Convertible Promissory Note prior to modification	823,858

Loss on debt extinguishment	$664,483

The Company evaluated the impact of the existence of debt with a variable conversion rate on all of the outstanding warrants in accordance with EITF 00-19. The Company determined that the requirement to issue a variable number of shares upon conversion, as well as, the Company having insufficient amount of authorized shares resulted in the classification of the warrants as liabilities. This resulted in the reclassification of $2,611,000 from equity to a liability on June 20, 2007. This amount represented the fair value of non-exempt warrants and certain options on the date that reclassification to derivative liabilities became necessary. During the period from reclassification, on June 20, 2007, to September 30, 2007 the fair value of these derivatives increased by approximately $779,000, which amount is reflected as a component of loss from derivative valuation adjustments in the Company’s statements of operations. As previously mentioned, the fair value of financial instruments is highly sensitive to changes in the Company’s common stock trading prices and volatilities. Such a significant charge to the Company’s operations is largely associated with an increase in the trading market price of the common stock, from $0.70 on June 20, 2007 to $1.02 on September 30, 2007.

The following tabular presentation reflects the number of common shares into which the aforementioned derivative financial instruments are indexed at September 30, 2007:

Shares of common stock
Embedded Conversion Feature(1)	7,116,881
Common Stock warrants	5,972,328
Common Stock options	918,000

Total number of instruments	14,007,209

(1)	The terms of certain of the embedded conversion features in the convertible debenture provide for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature was convertible as of September 30, 2007 was calculated as the face value of $4,625,972, divided by $0.65 because the average of the lowest closing bid price for the 5 trading days preceding September 30, 2007 exceeded $0.65.

Derivative loss for the three and nine months ended September 30, 2007 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to approximately $779,000 and is reported as “Loss on change in fair value of derivative financial instruments” in the accompanying consolidated statement of operations.

The Company recorded an additional $638,218 and $673,499 of interest expense for the Notes for the three and nine months ended September 30, 2007 which represented amortization of the discount relating to the amounts allocated to the embedded conversion feature, common stock issued and accrual of the 10% stated interest.

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants that arose from the financing and those reclassified as described above are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of September 30, 2007 are as follows:

Instrument Features:	Allocated Proceeds
Exercise Prices	$1.50 –5.00
Term (years)	2.08 -3.92
Volatility(1)	93.76–109.11%
Risk free interest rate	3.97 – 4.03%

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

Assumptions included exercise estimates/behaviors and the following other significant estimates:

Instrument Features:	Allocated Proceeds
Conversion Prices	$0.65
Remaining Term (years)	0.3 – 0.5
Equivalent Volatility(1)	111.32 –149.88%
Equivalent Interest-Risk Adjusted Rate(1)	8.62 – 10.00%
Equivalent Credit-Risk Adjusted Yield Rate(1)	16.75 – 37.00%

(1)	Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the Monte Carlo Simulation calculation are highly subjective and subject to interpretation.

The fair value of derivative financial instruments recorded as of September 30, 2007 and December 31, 2006 was:

	September 30, 2007	December 31, 2006
	(unaudited)
Embedded Conversion Features	$2,896,727	$—
Warrants	2,503,573	—
Options	423,749	—

Total Derivative Financial Instruments	$5,824,049	$—

Registration Payment Liability

The Company entered into a registration rights agreement in conjunction with the Note and Restricted Stock Purchase Agreement as described above. Pursuant to the amendment to that agreement the Company will owe liquidated damages in certain instances as described above. The Company evaluated the registration payment arrangement and determined that, because of defaults under previous agreements, it is probable that the transfer of consideration under the registration payment will occur and that payment is reasonably estimable at the transaction date. The Company determined the value of the liability based on the fair value of the common stock contingently issuable. The common stock was valued using the market price of $0.77on the date of the transaction which resulted in the recognition of a $194,000 liability with and a corresponding loss.

The Company has recorded the liability at September 30, 2007 using the market price of the Company’s common stock on that date of $1.02. This resulted in an unrealized loss during the three and nine months ended September 30, 2007 of $62,000. The carrying amount of the liability at September 30, 2007 was approximately $256,000.

The maximum number of shares of common stock that could be issued under the registration payment arrangement is approximately 1,463,000, which is based on the requirement to keep the common stock registered continuously through the date at which all shares and warrants are eligible for resale under Rule 144(k) of the Exchange Act. Based on the six month term of the Notes, that weighted average maximum period was calculated to be 23 months.

(9) Stock Based Compensation

Restricted Stock

In March 2006, the Company granted 280,000 shares of restricted stock to an officer and the three independent members of the board of directors for services to be provided. The awards vest over various periods through 2009. The Company valued the stock at $3.69 per share based (the market price on the date of grant). At September 30, 2007, 80,000 shares remained subject to vesting provisions. In August 2006, the vesting of 50,000 shares resulted from termination of employment of our former Chief Financial Officer (See Note 10).

In January 2007, the Company granted 97,000 shares of restricted stock to various employees. The awards vest over various periods through 2009. The Company valued the stock at $1.60 per share based on the market price on the date of grant. At September 30, 2007, 97,000 shares remained subject to vesting provisions.

In February and April 2007, the Company approved the grant of 1,736,000 shares of restricted stock to employees. The grants were contingent on the successful completion of Federal and state regulatory filings which occurred in July 2007. The awards all vest over a three year period. The Company estimated initial compensation using the market prices on the date of board approval, of $1.06 and $1.25, because the service period has commenced in accordance with SFAS 123R. The Company evaluated the award as of the grant date under SFAS 123R and determined no incremental compensation expense related to the award would be recorded because the market price as of that date was lower than the market price on the date of board approval.

The Company recorded approximately $253,000 and $333,000 of compensation expense related to these awards for the three and nine months ended September 30, 2007, respectively.

Stock Options

A summary of stock option activity under all plans is as follows:

	Shares	Weighted- Average Exercise
Balance at December 31, 2004	—	$—
2005 Activity:
Granted	918,000	3.74
Exercised	—	—
Forfeited	—	—

Balance at December 31, 2005	918,000	$3.74
2006 Activity:
Granted	1,910,000	2.60
Exercised	—	—
Forfeited	(300,000)	2.50

Balance at December 31, 2006:	2,528,000	$3.03
2007 Activity:
Granted	545,000	1.12
Exercised	—	—
Forfeited	(850,000)	2.30

Balance at September 30, 2007:	2,223,000	$1.52

Stock options exercisable and available for future grants as of September 30, 2007 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life
Exercisable	1,200,778	$3.60	5.00 years
Available for future grants	1,649,000	—	—

(10) Commitments and Contingencies

Software License Agreements

In October 2005, the Company entered into a license agreement which included the purchase of a source code license for $50,000 and provides for royalty payments of $2.00 per end user license. Payment for the source code license is due upon the achievement of certain milestones as defined in the agreement. The Company paid $15,000 during 2005 and the remaining amounts due during 2006. The agreement can be terminated by the counterparty in the event that the Company does not purchase 200,000 end user licenses through 2008.

In November 2005, the Company entered into a software license agreement which included the purchase of a source code license to be included in its product and provides for royalty payments of $5.25 per end user license. The prepayment at September 30, 2007 of $287,500 is included in non-current assets. The Company has future commitments to purchase end user licenses as follows:

	Licenses	Royalty
2007	25,000	$131,250

In September 2006, the Company entered into a software license agreement which included the purchase of a source code license to be included in its product and provides for royalty payments of $25 per end user license. The Company purchased 750 licenses as of September 30, 2007 and has future commitments to purchase 250 licenses over the next three months.

Employment Contracts

Catcher has employment agreements with its current and former Chief Executive Officers (“CEO”), Chief Financial Officer (“CFO”), and SVP Corporate Development. The employment agreements expire at various times through 2008. The agreements provide for initial aggregate annual base compensation of $701,000 per year. The former CEO’s employment agreement provides for the participation in any incentive bonus program adopted by the Company, provided that in no event will such incentive bonus program provide for a bonus of less than 50% of the respective base salary upon achievement of certain goals. The current CEO and CFO’s employment agreements provide for participation in an executive management bonus plan in which they can earn up to 100% of their respective base salary upon achievement of certain goals.

On August 31, 2006, the Company terminated the employment of its former CFO, who was entitled to salary and other benefits upon termination of his employment agreement. On October 6, 2006, the Company entered into a Settlement Agreement with the former CFO which provides for the payment of $200,000 on March 1, 2007 and $100,000 on or before June 1, 2007 in exchange for the receipt of a general release of claims against the Company including any future rights under his employment agreement. The Company recorded $300,000 at December 31, 2006 in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, the Settlement Agreement ratified the acceleration of the vesting date to August 31, 2006 of the 50,000 restricted shares and the remaining 547,542 unvested shares of the 918,000 options granted on October 24, 2005 to the former CFO. The Company recorded approximately $1,168,000 of compensation expense related to the vesting of these shares and options during the year ended December 31, 2006.

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

On March 15, 2006, the Company entered into a Separation and Release Agreement with its former Vice President of Sales. The Separation Agreement provides the former officer with certain benefits in exchange for, among other things, the receipt of a general release of claims against the Company including any future rights under his employment agreement. Pursuant to the terms of the Separation Agreement, the Company agreed to pay the former officer up to an aggregate of $107,000 for continued support with certain sales transactions. The Company paid $15,000 upon execution of the agreement and will pay the remainder once payment has been received for units associated with the sales transactions described above. The Company will record a liability when it is more likely than not that any portion of the $107,000 will be payable. At September 30, 2007, the Company had not recorded any liability associated with the remaining contingent liability.

On May 9, 2007, the Company received a letter of resignation from its former CEO Charles Sander. The letter alleged that Mr. Sander was resigning for good reason as defined in his employment agreement and is seeking compensation of $550,000 under the employment agreement. No further action has been taken by Mr. Sander as of September 30, 2007 with regard to this matter.

Consulting Agreement

In February 2007, The Company entered into a consulting agreement for investor relations services. The agreement provides for cash payments of $6,000 per month and 25,000 shares of common stock to be issued at the beginning of each fiscal quarter for which the agreement is in force. Either party can terminate the contract at any time. The Company recorded a charge of $20,750 and $70,750 in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, during the three and nine months ended September 30, 2007, respectively.

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

On July 18, 2007, the Company entered into a Manufacturer’s Representative Agreement (the “Rep Agreement”). Under the Rep Agreement the Company is obligated to issue up to 75,000 shares of Common Stock pursuant to performance criteria defined in the Rep Agreement. In addition, the Company issued a warrant to purchase 350,000 shares of Common Stock at a price of $1.00 per share. The warrant vests pursuant to performance criteria defined in the Rep Agreement. The warrants expire four years from the date of the Rep Agreement.

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

(11) Related Party Transactions

Contributed Services

During the six months ended June 30, 2006 an officer contributed office space to the Company. No expense was recorded for these services as they were immaterial. The officer did not contribute office space during the three and nine months ended September 30, 2007.

Consulting Agreement

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

(13) Planned Merger

On September 24, 2007, the Company and Vivato Networks, Inc. (“Vivato”) executed an Agreement and Plan of Merger, (the “Merger Agreement”), by and among the Company, Vivato and Huckleberry Acquisition Corporation, a wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Vivato, with Vivato surviving as a wholly-owned subsidiary of the Company (the “Merger”). The completion of the Merger is subject to several conditions, including the receipt of applicable approvals from Vivato’s stockholders and the delivery of Vivato’s financial statements for each of the fiscal years ended in 2007 and 2006 prepared in accordance with Generally Accepted Accounting Principles. The Company has not consolidated Vivato at September 30, 2007 because the conditions to close were material as of that date.

At the effective time of the Merger, all shares of Vivato common stock issued and outstanding immediately prior to the effective time will be converted automatically into the right to receive, in the aggregate, 2,500,000 shares of the Company’s Common Stock, ten percent of which will be held in an escrow account until the fifteen month anniversary of the closing of the Merger and will be subject to reduction based on any breaches of the representations and warranties made by Vivato in the Merger Agreement.

Under the terms of the Merger Agreement, the Company is obligated to register the shares of common stock issued upon the closing of the Merger for resale on a registration statement to be filed within 45 days of the closing.

In connection with the Merger, the Company and Vivato have entered into a Management Agreement, dated as of September 24, 2007 (the “Management Agreement”) pursuant to which the Company is required to pay Vivato a fee of $60,000 per month for the provision of certain services described in the Management Agreement.

Immediately prior to the closing of the Merger, Vivato will transfer certain intellectual property assets (the “Vivato IP”) to Vivato Networks Holdings, Inc. (“Vivato Holdings”). In connection with the closing of the Merger, the Company will enter into a License Agreement with Vivato Holdings pursuant to which the Company will license the Vivato IP for a period of 18 months in exchange for an aggregate of 1,008,000 shares of the Company’s common stock. The Company will have the option to purchase the Vivato IP at the end of the term of the License Agreement or upon the closing of an equity financing of at least $7,500,000 to the Company.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-QSB.

We have included in this Quarterly Report certain “forward-looking statements” concerning our business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenue growth, future expense growth, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements and our plans for future periods. In addition, the words “could,” “expects,” “anticipates,” “objective,” “plan,” “may affect,” “may depend,” “believes,” “estimates,” “projects” and similar words and phrases are also intended to identify such forward-looking statements.

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

Catcher was originally formed during April 2005, principally to operate the business of developing, manufacturing and distributing the CATCHER™ Command and Control Application Platform (the “CATCHER™”), a portable, ruggedized, wireless handheld computing and communications device. Pursuant to an asset purchase agreement between Catcher and LCM Technologies, Inc. (“LCM”), Catcher purchased certain assets and assumed certain liabilities of LCM and its founder, Ira Tabankin, relating to the CATCHER™ and the business of LCM (the “Acquisition”). For financial reporting purposes, the Acquisition was treated as a reverse merger whereby, LCM was treated as the accounting acquirer.

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

We are transitioning from development stage into an operational stage entity. Accordingly, we do not believe that period to period comparisons of our results of operations are meaningful and have elected not to provide a description of the comparisons between our financial position at September 30, 2007 and September 30, 2006 and for the periods then ended. The relationships between revenue, cost of revenue and operating expenses reflected in the financial information included herein do not represent future expected financial results.

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

We expect our principal activities over the next 12 months to include sales and marketing, unit production, research and development and general and administration. In addition to costs associated with production of units of the CATCHER™, which will vary based on quantity manufactured via third parties, we anticipate that our most significant costs related to the activities described above will include the following items:

•

Sales and marketing expenses, which consist primarily of salaries, associated employee benefits, travel expenses of sales and marketing personnel, promotional expenses and the costs of programs aimed at increasing revenue such as advertising, trade shows, public relations and other market development programs, which are currently anticipated to total approximately $4.1 million;

•

Research and development expenses, including salaries and associated employee benefits and travel, engineering and design services, and testing and certification for FCC Type and Military Standard 810F, which are currently anticipated to total approximately $3.0 million; and

•

General and administrative expenses, which consist of salaries of our management, finance and administrative staff, and associated employee benefits and travel; facilities costs; information systems costs; legal, accounting and other professional fees; and other corporate costs, which are currently anticipated to total approximately $3.8 million.

We anticipate funding for the activities described above will come principally from some or all of the following sources: working capital generated from sales of additional securities, debt financing, proceeds from the exercise of some or all of our outstanding warrants, unit sales, customer deposits and vendor credit terms. Except for our outstanding Secured Convertible Promissory Notes, we do not currently have any financing arrangements or lines of credit with lenders.

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

•	We did not have effective information technology policies and procedures in place, which address financial reporting risks associated with the IT function;

•	We did not maintain sufficient data back up and off site storage process;

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

In addition, our internal controls have been weakened as a consequence of recent resignations by certain members of our management team. To accommodate these management changes, there have been significant changes in controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to have a materially affect on, our internal controls over financial reporting. Management has undertaken a review of the material weaknesses noted above, and has formulated a plan to take appropriate remedial steps. There can be no assurance that such plans or remedial steps will be effective or that our controls over financial processes and reporting will be effective in the future. We have implemented control procedures to address the majority of the weaknesses stated above and have conducted preliminary testing of these controls. As a result of these tests, we have implemented additional procedures to ensure proper security over information and accuracy of the information. However, we have not yet determined whether such controls are effective.

Vivato Merger

On September 24, 2007, we executed an Agreement and Plan of Merger with Vivato Networks, Inc. (“Vivato”) (the “Merger Agreement”). Pursuant to the Merger Agreement, our newly formed wholly owned subsidiary Huckleberry Acquisition Corporation will merge with and into Vivato, with Vivato becoming our wholly-owned subsidiary (the “Merger”). The completion of the Merger is subject to several conditions, including the receipt of applicable approvals from Vivato’s stockholders and the delivery of Vivato’s financial statements for each of the fiscal years ended in 2007 and 2006 prepared in accordance with generally accepted accounting principles.

At closing and the effective time of the Merger, all shares of Vivato common stock issued and outstanding immediately prior to the effective time will be converted automatically into the right to receive, in the aggregate, 2,500,000 shares of our Common Stock, ten percent of which will be held in an escrow account until the fifteen month anniversary of the closing of the Merger and will be subject to reduction based on any breaches of the representations and warranties made by Vivato in the Merger Agreement.

Under the terms of the Merger Agreement, we are obligated to register the shares of common stock issued upon the closing of the Merger for resale on a registration statement to be filed within 45 days of the closing.

In connection with the Merger, we have entered into a Management Agreement, dated as of September 24, 2007 (the “Management Agreement”) with Vivato pursuant to which we are required to pay Vivato a fee of $60,000 per month for the provision of certain services described in the Management Agreement.

Immediately prior to the closing of the Merger, Vivato will transfer certain intellectual property assets (the “Vivato IP”) to Vivato Networks Holdings, Inc. (“Vivato Holdings”). In connection with the closing of the Merger, we will enter into a License Agreement with Vivato Holdings pursuant to which we will license the Vivato IP for a period of 18 months in exchange for an aggregate of 1,008,000 shares of our common stock. We will have the option to purchase the Vivato IP at the end of the term of the License Agreement or upon the closing of an equity financing which results in aggregate proceeds of not less than $7,500,000.

The merger will expand our product offering to include extended range, wireless network infrastructure and multi-functional client platforms combined with standards-based solutions to the global mobile workforce. We believe that combining the capabilities of both companies will provide synergies, yielding a systems level approach, addressing multiple market segments with mobile computing, communications and application solutions. It is anticipated that customers in a wide range of markets including military, homeland security, integrated public safety, municipal, transportation and logistics will benefit from true systems level solutions, addressing the harshest and most demanding mobile applications.

We anticipate that the acquisition will increase overall product margins and reduce the time required to reach positive cash flow from operations. In addition, we anticipate that we will achieve operational efficiencies that will reduce overall general and administrative expense as a percentage of total operating expenses.

Results of Operations

Revenue

Since inception, we have generated only nominal revenue. We began initial production during October 2006 and have established a suggested base retail unit list price of approximately $7,000. The unit price charged to VAR’s will depend on volume commitments. At volume production levels, we expect the gross margin to be approximately 40%. Our margins for initial sales have been nominal reflecting promotional pricing to early adopters of our product. We anticipate that margins on the remaining initial 500 production units will be significantly lower than the 40% margin previously disclosed. This is due to the low-volume production coupled with other one-time costs specifically associated with producing these 500 units. We anticipate approaching margins of 40% when we reach normal production levels coupled with an enhanced pricing model and product improvements achieved through continued development.

We have deferred revenue on any units for which the initial one month warranty period has not elapsed. Given our limited operating history, we cannot reliably predict the level of warranty claims in order to establish an appropriate reserve. We expect to develop an estimate for warranty claims as we develop experience.

Cost of Sales

Cost of goods sold consists primarily of direct costs of the manufactured units, wages of operational employees and cost of training. Many factors are anticipated to affect our gross margin, including, but not limited to, market conditions, competition, production order volumes and supplier pricing. As noted above, management currently does not anticipate that we will operate our own production facilities, as we intend to continue to outsource production to a third party manufacturer. Cost of goods sold on units sold during the three and nine months ended September 30, 2007 were higher than expected due to low-volume production coupled with other one-time costs specifically associated with producing the initial 500 units.

Research and Development

Research and development expenses incurred in the design, development and testing of our product include compensation and benefits for management and staff, engineering and consulting services, electronic parts, testing, and other miscellaneous expenses.

Research and development expense represented 37% and 41% of total operating expenses during the three and nine months ended September 30, 2007, respectively; and represented 29% and 35% during the three and nine months ended September 30, 2006. Research and development expense during 2007 increased as a percentage of total operating expenses compared to 2006 primarily related to the write down of existing inventory, loss on purchase commitments, development of new software products and additional resources to complete the build of our new product release.

Included in research and development expenses for the three and nine months ended September 30, 2007 was approximately $74,000 and $243,000 of stock-based compensation issued to employees and consultants in comparison to no such compensation during the three and nine months ended September 30, 2006. These stock-based compensation charges can fluctuate substantially from period to period based on the fair value of our stock and the number of options granted during each period.

Included in research and development for the three and nine months ended September 30, 2007 were write down of existing inventory and a loss on purchase commitments of approximately $157,000 and $500,000, respectively. We do not anticipate that we will experience these types of losses in the future.

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

	Three months ended September 30, 2007	Percentage of total operating Expenses	Three months ended September 30, 2006	Percentage of total operating Expenses	Nine months ended September 30, 2007	Percentage of total operating Expenses	Nine months ended September 30, 2006	Percentage of total operating Expenses
	(in Thousands)
Sales and marketing	$144	3%	$236	6%	$695	8%	$610	9%
General and administrative	2,308	52%	1,095	30%	3,723	41%	2,240	32%
Stock based compensation	346	8%	1,290	35%	923	10%	1,650	24%

Total selling, general and administrative expenses	$2,798	63%	$2,621	71%	$5,341	59%	$4,500	65%

Selling and marketing activities increased during the three and nine months ended September 30, 2007 over the three and nine months ended September 30, 2006 due to increased headcount and expansion of our marketing plan. In the future, the rate of spending on selling and marketing is expected to increase significantly as we add headcount for sales and marketing management, as we expand our marketing campaign for the CATCHER™ and as we participate in industry and trade shows.

General and administrative expenses increased during the three and nine months ended September 30, 2007 over the three and nine months ended September 30, 2006 primarily as a result of consulting expense related to stock issued to consultants of 1,519,000 and 1,569,000 shares of Common Stock respectively. Additional increases resulted from increased head count. We do not anticipate that the consulting expense will continue to be this large in the future.

Stock-based compensation resulted from the amortization of compensation related to restricted stock issued to members of our board of directors and stock options issued to employees.

The aggregate compensation expense to be recognized for unvested awards at September 30, 2007 is approximately $3,103,000, which will be recognized over the next 1.95 years. These stock-based compensation charges can fluctuate substantially from period to period based on the fair market value of our stock and the number of options granted during each period.

We expect that total spending on general and administrative expenses will remain relatively constant during the next year. However, we expect that spending on general and administrative items as a percentage of total operating expenditures will decrease as compared against other operating activities including sales and marketing and research and development.

Interest Income (Expense)

Interest income decreased in the three and nine months ended September 30, 2007 due to lower average cash balances in the three and nine months ended September 30, 2007 as compared to the same periods in 2006. Interest income is a result of interest earned in short term investments of the cash balances that we have remaining from the June 2007 Convertible Promissory Notes. In the second quarter 2007, we entered into Convertible Promissory Notes with 90 day maturities. We recorded approximately $905,000 of interest expense, arising from the amortization of debt discount, related to these notes through June 20, 2007 when they were converted into a new security. This accounted for the majority of the interest expense during the three and nine months ended September 30, 2007 and was offset by interest income described above.

Financing Costs

We did not incur any financing costs during the three and nine months ended September 30, 2007. The financing costs in the three and nine months ended September 30, 2006 were related to the issuance of Series C Warrants as an inducement to exercise the Series A Warrants in February 2006, which resulted in a charge of approximately $1,074,000.

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

On June 20, 2007, we issued Secured Convertible Promissory Notes to certain investors, which provided for the conversion of the face value thereof at a rate of the lesser of (i) $0.65 per share or (ii) the average price quoted on the OTC Bulletin Board for the five days prior to the conversion or the price per share in the event of a subsequent financing. We determined that the notes contained an embedded conversion feature and that the feature should be classified as a liability. This determination resulted in the classification of $2,430,000 of the proceeds as a derivative financial instrument. In addition, we determined that the existence of debt with a variable conversion rate, as well as, an insufficient amount of authorized shares caused all of the outstanding warrants and certain options to be classified as liabilities in accordance with EITF 00-19. This determination resulted in the reclassification of $2,611,000 from equity to a liability. The fair value of those two derivative financial instruments increased by an aggregate of $779,000 as a result of changes in valuation assumptions (principally an increase in our stock price from $0.70 on June 20, 2007 to $1.02 on September 30, 2007). The fair value of these liabilities will likely fluctuate from period to period based upon changes in the principal assumptions that underlie those fair value calculations. Those assumptions include actual and projected changes to our stock price, changes in credit risk associated with our borrowing activities and changes in market interest rates, and the risks associated therewith.

The loss on change in fair value of derivative instruments included $63,000 during the three months ended September 30, 2007 due to the change in estimated value and carrying amount of the registration payment arrangements. The loss on change in fair value of derivative instruments was offset by $124,000 during the nine months ended September 30, 2007 related to these arrangements.

In January 2007, we adopted FSP 00-19-2. FSP 00-19-2 relates to liquidated damage clauses or other arrangements that result in the payment of cash or other consideration in the event of a failure to register securities. These types of arrangement are referred to as “registration payment arrangements.” The adoption resulted in a cumulative effect of change in accounting principle of $713,000 which represented an increase to the $142,768 liability associated with a registration payment arrangement. The liability relates to the liquidated damage clause in the Mach 2006 Registration Right Agreement. The registration payment arrangement is settlable in shares of common stock and Series D warrants. As a result, the value of the liability will fluctuate from period to period based on changes in our stock price. In May through July 2006, we did not maintain continuous effectiveness of the registration statement and incurred an additional three months of penalties. In August 2007, we issued 134,100 shares in satisfaction of 5 months of penalties under the agreement. Subsequent to the adoption of FSP 00-19-2, the Company entered into an registration payment arrangement with parties to the Note and Restricted Stock Purchase agreement. The value of this arrangement is included in the carrying amount of the liability.

Income Tax Expense

Since inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of September 30, 2007, we had net operating loss carry forwards for federal and state income tax purposes of approximately $16.5 million. We also had Federal and state research and development tax credits each of approximately $250,000. If not utilized, the net operating losses and credits will expire in varying amounts through 2026. Utilization of net operating losses and credits are subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation could result in the expiration of our net operating losses and credit carryforwards before they can be used. As of September 30, 2007 and 2006, our deferred tax assets have been fully reduced by a valuation allowance since it is more likely than not that these future benefits will not be realized.

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

Financial Instruments and Concentrations of Credit Risk

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

The caption “Derivative Financial Instruments” consists of (i) the fair values associated with derivative features embedded in convertible debt and (ii) the fair value of detachable warrants that were outstanding prior to the issuance of the convertible debt.

We utilize various types of financing to fund our business needs, including convertible debt and other instruments indexed to our stock. The embedded conversion features utilized in these instruments require periodic measurement of the fair value of the derivative components. Pursuant to FAS 133 and EITF 00-19 We update the fair value of these derivative components at each reporting period.

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

Liquidity and Capital Resources

Since inception, cash used in operations primarily consists of the loss from operations offset by non-cash charges related to stock based compensation and acquired research and development. As of November 10, 2007, we had a cash balance of approximately $100,000.

Since inception, we have incurred approximately $970,000 in capital asset expenditures. Future requirements will include computers, office equipment, software and similar equipment. We anticipate capital expenditure spending of approximately $500,000 in the future for capital equipment or machinery. In addition to capital expenditures, we have paid our contract manufacturer, $1,999,000, for units which have been released to production pursuant to the manufacturing agreement. Units released to production are classified together with inventory. Through November 10, 2007, we have been shipped approximately 400 units and have approximately 228 units in inventory as of that date. In the future, costs incurred for manufacturing are expected to increase significantly and unit costs are expected to decrease as volume production begins.

Our primary source of liquidity has been the proceeds generated from the private offering of shares of our Common Stock, the exercise of warrants to acquire shares of our Common Stock and the issuance of convertible secured promissory notes. The principal uses of cash have been for product development and general and administrative expenses. Since May 2005, we have raised approximately $20 million in gross proceeds from the issuance of common stock, warrant exercises and convertible debt financing.

We currently have outstanding Series A Warrants, Series B Warrants, Series C Warrants, Series D Warrants and Series E Warrants to purchase an aggregate of 5,515,938 shares of our Common Stock, that if exercised would provide gross proceeds to us totaling $13.6 million.

At November 10, 2007 there were 247,960 Series A Warrants outstanding. Each Series A Warrant entitles the holder to purchase one share of our Common Stock at $1.50 per share (the “Series A Exercise Price”), exercisable for a period of five years. Once the resale of the Common Stock issuable upon exercise of the Series A Warrants is registered with the SEC, we may call the Series A Warrants upon notice to the warrant holder from time to time at any time that the Common Stock closes at or above $2.50 per share for ten (10) consecutive trading days at an average volume of 40,000 shares per day during the ten-day trading period, provided that, within twenty (20) business days after the date of such notice, the warrant holder will have the right to exercise, under the terms and conditions of the Series A Warrants, all or a part (but not less than 25%) of the Series A Warrants held at the Series A Exercise Price. From and after the expiration of such twenty (20) business day notice, we may repurchase all Series A Warrants then held for a purchase price of $0.01 per Series A Warrant unless and to the extent that the Series A Warrant holder first exercises the Series A Warrants at the Series A Exercise Price.

At November 10, 2007 there were 932,461 Series B Warrants outstanding. Each Series B Warrant entitles the holder to purchase one share of Common Stock at $2.00 per share (the “Series B Exercise Price”), exercisable for a period of five years. Once the resale of the Common Stock issuable upon exercise of the Series B Warrants is registered with the SEC, we may call the Series B Warrants upon notice to the warrant holder from time to time at any time that the Common Stock closes at or above $3.33 per share, for ten (10) consecutive trading days at an average volume of 40,000 shares per day during the ten-day trading period; provided that, within twenty (20) business days after the date of such notice, the warrant holder will have the right to exercise, under the terms and conditions of the Series B Warrants, all or a part (but not less than 25%) of the Series B Warrants held at the Series B Exercise Price. From and after the expiration of such twenty (20) business day notice, we may repurchase all Series B Warrants then held for a purchase price of $0.01 per Series B Warrant unless and to the extent that the Series B Warrant holder first exercises the Series B Warrants at the Series B Exercise Price.

At November 10, 2007 there were 1,418,906 Series C Warrants outstanding. Each Series C Warrant entitles the holder to purchase one share of Common Stock at $2.50 per share, exercisable for a period of five years. The Series C Warrants are non-callable.

At November 10, 2007 there were 553,500 Series D Warrants outstanding. Each Series D Warrant entitles the holder to purchase one share of Common Stock at $3.50 per share, exercisable for a period of five years. The Series D Warrants are non-callable.

At November 10, 2007 there were 2,363,111 Series E Warrants outstanding. Each Series E Warrant entitles the holder to purchase one share of Common Stock at $2.50 per share, exercisable for a period of three years. The Series E Warrants are non-callable.

In addition to the Series A Warrants, Series B Warrants, Series C Warrants, Series D Warrants and Series E Warrants described above, at November 14, 2006 there were 101,280 warrants to purchase units (the “Unit Warrant”) outstanding. Each warrant entitles the holder to purchase one unit at $5.00 per unit. The units are identical to the units sold in the private placement we closed in March 2006 and consist of two shares of Common Stock and one Series D Warrant. This Unit Warrant is non-callable. If the Unit Warrant and the underlying Series D Warrants were to be fully exercised, the holder would be entitled to purchase an aggregate of 303,840 shares of Common Stock. We also have outstanding a warrant to purchase 65,000 shares of our Common Stock issued to Jeff Gilford, our former Chief Financial Officer, for an exercise price of $3.74 per share and a warrant to purchase 20,000 shares of our Common Stock issued to Stanley Blackburn, who is unaffiliated with us, for an exercise price of $3.74 per share, each of which was issued in connection with accounting and advisory services rendered by Blackford Partners. In July 2007, we issued a warrant to purchase 350,000 shares of common stock at $1.00 per share to a consultant. The shares vest on the achievement of certain performance goals. If these additional warrants were exercised, the gross proceeds provided to us would total approximately $1.6 million.

On April 4, 2007, we completed a convertible debt financing with existing investors. We sold Secured Convertible Promissory Notes (the “April Notes”) and 297,500 shares of common stock for aggregate proceeds of $850,000 (the “April Financing”). The April Notes have a stated principal of $850,000 and accrue interest at a rate of 10% per annum, payable along with principal upon maturity of the April Notes which is 90 days from the issue date. The April Notes may be converted into a future financing at the terms of that financing or repaid through the proceeds of such financing at the option of the holder.

In connection with the June Financing (as defined below), on June 20, 2007, we and a majority in interest of the holders of the April Notes, executed a First Amendment to Note and Restricted Stock Purchase Agreement, pursuant to which the parties agreed to: (i) exchange the April Notes for newly issued convertible notes with the same terms as the June Notes (as defined below); however with an aggregate principal amount of $1,122,472 (the “Amended April Notes”) and (ii) provide for the registration of the shares of Common Stock issued in connection with the April Financing and the securities issuable upon conversion of the Amended April Notes. We concluded that the amendment and note exchange required accounting treatment as an extinguishment of the April 2007 Notes, in accordance with EITF 96-19 as amended by EITF 06-06, since the present value of future cash flows between the original and exchanged notes changed by more than 10%. The extinguishment loss amounted to $664,483 which is reflected in the accompanying statement of operations in other expenses.

Beginning on June 20, 2007 and continuing until August 23, 2007, we and Catcher, Inc., held multiple closings under a Note and Restricted Stock Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we received aggregate proceeds of $2,695,000 from the private placement of Secured Convertible Promissory Notes (the “June Notes”) with an aggregate principal amount of $3,503,500 (the “Principal”) and 943,250 shares of our restricted Common Stock (the “June Financing”). Subject to the conversion provisions set forth in the June Notes and our prepayment rights, the unpaid portion of the Principal together with all accrued but unpaid interest on each June Note is due and payable in full 180 days following the issuance date of each such June Note (each, a “Maturity Date”), provided, however, that an Investor may extend the applicable Maturity Date by sixty (60) additional days and increase the applicable Principal by 7.692% per extension, upon notice to us in accordance with the terms of the June Notes. Interest accrues on the unpaid applicable Principal balance at a rate of ten percent (10%) per annum, simple interest, and is payable in full along with the applicable Principal balance on the applicable Maturity Date.

We have the right to prepay any and all amounts owed under any or all of the June Notes in whole or in part at any time, subject to the Investor’s right to convert, as discussed below, provided that, with respect to each such June Note and the portion of Principal due thereunder, (i) any such prepayment must be accompanied by the accrued and unpaid interest on the applicable Principal being prepaid through the date of prepayment; (ii) if such prepayment occurs before the date that is sixty (60) days after the date of issuance, the principal amount due under the June Note will be equal to 76.923% of the applicable Principal; (iii) if such prepayment occurs on or after the date that is sixty (60) days after the date of issuance but less than one hundred twenty (120) days after the date of issuance, the principal amount due under the June Note will be equal to 84.615% of the applicable Principal; and (iv) if such prepayment occurs on or after the date that is one hundred twenty (120) days after the date of issuance but less than one hundred eighty (180) days after the date of issuance, the principal amount due under the June Note will be equal to 92.308% of the applicable Principal.

In the event that we, at any time after the date of issuance of the June Notes and prior to the payment in full of the June Notes, issues and sells Next Securities (as that term is defined in the June Notes) in a Next Financing (as that term is defined in the June Notes), then the outstanding Principal amount of the June Notes and all accrued but unpaid interest thereon will, at the option of each Investor, be convertible, at the closing and on the same terms and conditions of the Next Financing, into Next Securities at a conversion price equal to the lower of (i) the Next Security Conversion Price (as that term is defined in the June Notes) and (ii) $0.65 per share. If the Investor elects not to convert any Note into Next Securities in connection with a Next Financing then we will repay the June Note in full within five (5) Business Days of the closing of such Next Financing.

Any time prior to the closing of a Next Financing or our election to prepay a June Note, the Investors may elect to convert the outstanding Principal (as adjusted pursuant to any extension of the Maturity Date) and accrued but unpaid interest due under their June Note into shares of our Common Stock at a conversion price per share equal to the lower of (i) the average closing price as quoted on the OTC Bulletin Board for the five (5) trading day period immediately prior to the date of such notice and (ii) $0.65 per share.

The June Notes and the Amended April Notes (collectively, the “Notes”) are secured by all of our assets and the amounts due thereunder may accelerate upon the occurrence of an event of default, which include the following:

•	Any failure to pay indebtedness under these Notes;

•	Any case or action of bankruptcy or insolvency commenced by us or any subsidiary, against us or adjudicated by a court against us for the benefit of creditors; or

•	Any wind up, liquidation or dissolution of us.

Based on our current operating plan, we anticipate that we will require a minimum of $1.0 million of additional capital through December 2007 and approximately $6.5 million in 2008. We anticipate that we will need to raise capital in the range of $5 million to $12 million in the next 90 to 120 days to support our current and anticipated operations. There can be no assurances that we will be able to obtain such financing at all or on acceptable terms. In addition to costs associated with production of units of the CATCHER™ (which, as noted above, will vary based on the number of units that we decide to have manufactured), we anticipate that our most significant costs during the next 12 months will be the following items:

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

We anticipate that the additional capital will come principally from one or more of the following: sale of additional securities, debt financing, proceeds from exercise of some or all of the outstanding warrants, customer deposits, working capital generated from unit sales or vendor credit terms. Except for our Secured Convertible Promissory Notes, we do not currently have any financing arrangements or lines of credit with lenders. Since inception, we have generated minimal revenue and there can be no assurance that we will generate increased revenue in the future. The maximum potential amount of funds that we may receive from the exercise of all of the outstanding Warrants is approximately $14.8 million, in addition to the approximately $5.5 million already received upon partial exercise of the Series A Warrants, Series B Warrants, Series C Warrants and Series D Warrants.

We have experienced losses since inception and our cumulative loss to date is $32,882,617. In addition, we have not generated cash from operations and our cumulative cash used in operations to date is $18,436,438. These factors create a substantial doubt about our ability to continue as a going concern. In light of our limited stockholders’ equity as well as our lack of operating history, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all, to fund the development of our business. In any of such events, the growth of our business and prospects would be materially and adversely affected. As a result of any such financing, if available, the holders of the Common Stock may experience substantial dilution.

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

Risks Specific to Us

We have incurred losses since inception and expect to continue to incur losses for the foreseeable future. We will require additional capital financing in order to maintain our current operations and may have difficulty obtaining such additional capital on acceptable terms or at all. If adequate funds are not available, we will be required to cease or curtail our operations, or obtain funds on unfavorable terms. These factors create a substantial doubt about our ability to continue as a going concern.

We do not believe that our available resources will be sufficient alone, without additional sources of financing, to adequately scale production of the CATCHER™, and expect to incur operating losses for the foreseeable future. Our cash balances as of November 10, 2007 were only $100,000. Consequently, in order to maintain our current operations, we will need to access additional equity or debt capital. If public or private financing is not available or is not available on terms acceptable to us, we will be unable to continue to operate our business. In addition, we may have trouble obtaining such financing on favorable terms due to the limitations imposed on the number of shares of our common stock that we may register as a result of rule 415. These factors create a substantial doubt about our ability to continue as a going concern and our auditors have included a going concern qualification in their report on our audited financial statements.

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

While we believe that the CATCHER™ is a highly distinctive concept, its distinctiveness adds to the speculative nature of our business because we are not aware of any comparable products that we can look to in order to assess the marketability and demand for our product. We can provide no assurance that we will ever achieve any significant revenues or profitable operations from our planned operations.

If we default on our obligations related to our convertible secured promissory notes, the noteholders could assume possession and control of our assets.

We have substantial debt and have pledged all of our assets to secure certain obligations with respect to our convertible secured promissory notes. If we are unable to satisfy our obligations under the convertible secured promissory notes, our creditors will be entitled to exercise all remedies available to them under the terms of the instruments governing our indebtedness and applicable law, which could include declaring all amounts outstanding with respect to the convertible secured promissory notes, immediately due and payable and assuming possession and control of all of our assets.

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

Due to the accounting treatment of certain convertible debt instruments issued by us, fluctuations in the price of our Common Stock could have a material impact on our results of operations

During the second quarter of 2007, we recognized a loss of approximately $2,700,000 resulting from adjustments recorded to reflect the change in fair value of warrants and embedded conversion features in connection with our outstanding convertible debt. During the third quarter we recorded a gain of $2,250,000 based on a change in the fair value of our common stock. We will adjust the carrying value of our derivative instruments to market at each balance sheet date. As a result, we could experience significant fluctuations in our net income (loss) in future periods from such charges based on corresponding movement in our share price.

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

Other than Robert H. Turner, our Chief Executive Officer, none of our management team has had substantial operational experience running a business such as contemplated by our plans and there is no assurance that they will be able to do so.

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

We are authorized to issue 75,000,000 shares of our common stock. As of November 10, 2007, we had approximately 24,519,000 shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants and options or conversion of our outstanding secured convertible promissory notes. If shares of common stock are issued, options and warrants are exercised or the convertible secured promissory notes are converted into common stock, holders of our common stock will experience dilution. In addition, in the event of any future financing of equity securities or securities convertible into or exchangeable for, common stock, holders of our common stock may experience dilution. Additionally, sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock market price.

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

Securities issued during the “Blank Check Company” period are not eligible for transfer pursuant to Rule 144.

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

Risks Relating to the Proposed Merger with Vivato

If the merger of Vivato with us is not completed, our stock price and future business and operations could be harmed.

If the merger of Vivato with us is not completed, we may be subject to the following material risks, among others:

•	the price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the merger will be completed; and

•	our costs related to the merger, such as legal, accounting and some of the fees of Vivato’s financial advisors, must be paid even if the merger is not completed.

The shares of our common stock issued in the merger may adversely affect the market for our common stock and dilute the interests of our stockholders.

In the merger, all shares of Vivato common stock issued and outstanding immediately prior to the effective time will be converted automatically into the right to receive, in the aggregate, two million five hundred thousand (2,500,000) shares of our common stock. In addition, pursuant to the License Agreement to be executed upon the close of the merger, we will issue an additional one million eight thousand (1,008,000) at the end of the term of the License Agreement. As a result of these issuances, holders of our common stock will experience dilution. Additionally, sales of these shares of common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock market price.

We expect to incur significant costs associated with the merger.

We estimate that they will incur, on a combined basis, direct transaction costs of approximately $100,000 associated with the merger and in addition, currently pay and will continue to pay Vivato $60,000 per month pursuant to the Management Agreement until the merger closes. We believe the combined entity may incur charges to operations, which are not reasonably capable of estimation at this time, in the quarter in which the merger is completed or the following quarters, to reflect costs associated with integrating the two companies. There is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

We may not be able to exercise the option to purchase the Vivato intellectual property and the license to use the Vivato intellectual property may be terminated.

Immediately prior to the closing of the merger, Vivato will transfer certain intellectual property assets (the “Vivato IP”) to Vivato Networks Holdings, Inc. (“Vivato Holdings”). In connection with the closing of the merger, we will enter into a License Agreement with Vivato Holdings pursuant to which we will license the Vivato IP for a period of 18 months in exchange for an aggregate of one million 1,008,000 shares of our common stock. We will have the option to purchase the Vivato IP at the end of the term of the License Agreement or upon the closing of an equity financing which results in aggregate proceeds to us of not less than $7,500,000. If we are unable to exercise our option under the License Agreement or the License Agreement is terminated, we could suffer a material adverse effect.

In addition, the patents that are part of the Vivato IP are presumed valid, but there is no assurance that they will not be successfully challenged or circumvented by competitors or others. If Vivato Holdings fails to maintain and enforce its rights in the patents, or if it fails to maintain and protect the rights in the Vivato IP, including its know-how, trade secrets and trademarks, such failures, individually and in the aggregate, could have a material adverse effect upon our business prospects, financial condition and results of operations.

The merger may not result in the expected benefits to the combined company.

The success of the merger will depend in part on the success of management of the combined company in integrating the operations, technologies and personnel of the two companies following the effective time of the merger. The failure of the combined company to meet the challenges involved in successfully integrating the operations of the two companies or otherwise to realize any of the anticipated benefits of the merger could seriously harm the combined company’s results of operations. Risks from unsuccessful integration of the two companies include the potential disruption of the combined company’s ongoing business, the distraction of management and greater than anticipated costs and expenditures for retaining personnel, eliminating unnecessary resources and integrating the businesses.

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

Management identified the following material weaknesses as of September 30, 2007 to our internal control over financial reporting:

1. We did not maintain an effective control environment at the entity level. Specifically, we identified the following material weaknesses in its control environment:

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

•

We did not maintain sufficient controls related to the establishing, maintaining, and assigning of user access security levels in the accounting software package used to initiate, process, record, and report financial transactions and financial statements. Specifically, controls were not designed and in place to ensure that access to certain financial applications was adequately restricted to only employees requiring access to complete their job functions; and

•

We did not maintain sufficient controls over Excel spreadsheets used to compile and produce financial statements. Critical spreadsheets failed to have all the required controls performed in accordance with our policy.

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

Our internal controls have been weakened as a consequence of recent resignations by certain members of our management team. To accommodate these management changes, there have been significant changes in controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to have a materially affect, our internal controls over financial reporting. Management has undertaken a review of the material weaknesses noted above, and has formulated a plan to take appropriate remedial steps. We have implemented control procedures to address the majority of the weaknesses stated above. We have completed preliminary testing of these controls and made additional improvements to enhance the security of critical information as well as the accuracy of such information. However, we have not yet determined whether such controls are effective.

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

On August 22, 2007, we held our annual meeting of stockholders at which our stockholders (i) elected four (4) directors to hold office until the next annual election of directors, (ii) approved an amendment to our Amended and Restated Certificate of Incorporation, (iii) amended and restated our 2005 Stock Incentive Plan, and (iv) ratified the appointment of Stonefield Josephson, Inc. as our independent registered public accounting firm for the year ending December 31, 2007. The vote on such matters was as follows:

1. Election of Directors.

Nominee	Total Vote for Each Nominee	Total Vote Withheld from Each Nominee
Robert H. Turner	12,175,651	249,536
Ira Tabankin	10,464,250	1,960,937
Harry Casari	12,322,458	102,729
Rear Admiral (retired) Cathal Flynn	12,118,323	306,864

2. Approval of the amendment to our Amended and Restated Certificate of Incorporation.

For	Against	Abstain	Broker Non-Vote
9,703,171	107,068	1,019	2,613,929

3. Amendment and restatement of our 2005 Stock Incentive Plan.

For	Against	Abstain	Broker Non-Vote
9,346,273	254,966	210,019	2,613,929

4. Ratification of Stonefield Josephson, Inc. as Independent Auditors for the fiscal year ending December 31, 2007.

For	Against	Abstain	Broker Non-Vote
11,978,297	423,038	23,852	—

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

EXHIBIT INDEX

EXHIBIT #	DESCRIPTION

2.1(1)	Agreement and Plan of Merger, dated as of September 24, 2007, by and among the Company, Huckleberry Acquisition Corporation and Vivato Networks, Inc.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Amended Bylaws of the Registrant.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

10.43(4)	Form of First Amendment to Registration Rights Agreement to be executed by and among the Company and the investors identified on the signature pages thereto.

10.44(5)	Executive Employment Agreement, dated September 1, 2007, by and between Catcher, Inc. and Ira Tabankin.

10.45(6)	Description of Non-Employee Director Cash Compensation Terms.

10.46(1)	Management Agreement, dated as of September 24, 2007, by and among Catcher Holdings, Inc. and Vivato Networks, Inc.

10.47(1)	Form of License Agreement to be executed by and between Catcher Holdings, Inc. and Vivato Networks Holdings, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the SEC on Form 8-K on September 28, 2007 and herein incorporated by reference.

(2)	Previously filed on Form 8-K with the SEC on June 28, 2005 and incorporated herein by reference.

(3)	Previously filed with the SEC on Form 10-SB on May 29, 2003 and Form 8-K on August 1, 2005 and herein incorporated by reference.

(4)	Previously filed with the SEC on Form 8-K on August 27, 2007 and herein incorporated by reference.

(5)	Previously filed with the SEC on Form 8-K on September 5, 2007 and herein incorporated by reference.

(6)	Previously filed with the SEC on Form 10-QSB on August 13, 2007 and herein incorporated by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATCHER HOLDINGS, INC.

Date: November 12, 2007	By:	/s/ Robert H. Turner
	Name:	Robert H. Turner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2007	By:	/s/ Denis McCarthy
	Name:	Denis McCarthy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)